Form 10-K
period 2004-12-31
INPHONIC INC
filed 2005-03-10
CIK 1133324

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-51023

INPHONIC, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	52-2199384
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1010 Wisconsin Avenue, Suite 600 Washington, D.C.	20007
(Address of principal executive offices)	(Zip Code)

(202) 333-0001

(Registrant’s telephone number, including area code)

None

(Former name, former address and former

fiscal year—if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes          No  X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

As of February 28, 2005, 32,864,798 shares of the registrant’s common stock were outstanding. As of February 28, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $379,656,750. The registrant’s common stock was not publicly traded on June 30, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of InPhonic, Inc.’s Notice of Annual Stockholder’s Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

INPHONIC, INC.

INDEX

FORM 10-K

PART I

ITEM 1.	BUSINESS

This annual report on Form 10-K contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, that involve risks and uncertainties. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.

Overview

We operate our business in three business segments: wireless activation and services; mobile virtual network operator, or MVNO, services; and data services.

Wireless Activation and Services. We sell wireless services and devices to consumers through websites that we create and manage for third parties under their own brands. These third parties include online businesses, member-based organizations and associations and national retailers, whom we refer to collectively as marketers. We also sell services and devices through our own branded websites, including Wirefly.com.

MVNO Services. We also provide wireless services and devices to consumers through wireless airtime service that we purchase wholesale from Sprint. We provide such services as an MVNO under our Liberty Wireless brand. This service utilizes the same e-commerce platform, operational infrastructure and marketing relationships we have developed for our wireless activation and services segment to sell wireless services and devices, resulting in what we believe is a cost-effective means of acquiring customers. We also offer marketers the ability to sell MVNO services to their customers under their own brands using our e-commerce platform and operational infrastructure and wholesale wireless airtime that we purchase. We have also recently entered into an agreement pursuant to which we will provide a subscriber management system to support a marketer’s providing of wireless voice and data services to its wireless customers.

Data Services. We leverage the relationships we have established with customers through the sale of wireless services from carriers, as well as our MVNO service, to sell a variety of wireless data services such as unified communications, wireless email and mobile marketing. Our unified communications services allow carriers and us to provide customers with the ability to organize personal communications by providing access to e-mail, voicemail, faxes, contacts, scheduling, calendar and conference calling functionality through a website or telephone. Our mobile marketing services allow carriers and us to deliver wireless advertising and subscription-based content services to the wireless devices of customers to strengthen both marketing efforts and brand awareness.

We have developed a proprietary e-commerce information technology platform that integrates merchandising, provisioning, procurement, customer care and billing operations into a single system for the online sale of wireless services and devices. This platform, which uses a combination of internally developed and licensed technologies, has been designed to serve as a foundation for us to build upon, offer additional products and services and to maximize performance, scalability, reliability and security. For example, this platform supports both the websites that we create and manage for third-party marketers as well as our own branded websites and allows us to manage the sale of wireless services offered from wireless carriers, our Liberty Wireless MVNO service and MVNO services offered by marketers under their own brands.

We believe our online business model connects wireless carriers, marketers and consumers of wireless services and devices more effectively and efficiently than traditional retail channels. Wireless carriers benefit from broader access to consumers who purchase wireless services and devices on the Internet, which is considered a lower cost distribution channel, through our marketing relationships with highly-trafficked websites as well as through our own branded websites. Marketers benefit by generating additional revenue from the marketing fees that we pay them for selling wireless services and devices through websites that we create and manage for them, using their brands. Marketers also benefit from our broad carrier relationships and selection of service plans and devices. Consumers benefit from competitive pricing, broad selection and the convenience of using the websites we create and manage for our marketers as well as our own branded websites for purchasing wireless services and devices. Through agreements we have with the six largest U.S. wireless carriers as well as with several regional wireless carriers, we offer consumers a selection of at least four carriers in each of the top 100 U.S. metropolitan markets. Collectively, these carriers’ networks cover 99.8% of the U.S. population.

Our principal executive offices are located at 1010 Wisconsin Avenue, Suite 600, Washington, D.C. We maintain our technology and operations centers in Largo, Maryland, Long Island City, New York and Reston, Virginia. Since we began operations in 1999, we have grown our business, expanded our services and broadened our customer base through internal growth and acquisitions. We generate revenues from wireless carriers through commissions and bonuses that we receive for activating wireless subscribers on their networks. We also generate revenues from customers who purchase wireless service plans and devices from our Liberty Wireless service and from customers who subscribe to our wireless data services. For 2004, we reported revenues of $204.2 million and a net loss of $10.2 million.

Industry Overview

The Internet and Online Commerce

Online shopping has grown substantially, providing businesses with a lower cost sales channel. This growth is primarily a result of the convenience, broader selection and breadth of product information available on the Internet. In addition, continued improvements in payment security and growing access to high-speed Internet connections have made online shopping increasingly efficient and attractive to consumers. According to Forrester Research, Inc., an independent research company, online retail sales were estimated to reach $144.6 billion in 2004 and expected to grow at a compound annual growth rate of 15% to $331.6 billion in 2010, or approximately six times faster than overall retail sales (U.S. eCommerce Overview: 2004 to 2010, Forrester Research, Inc., August 2004).

Online businesses have a number of competitive advantages over traditional businesses, including lower infrastructure costs, broader consumer reach and the potential for personalized low-cost customer interaction. In addition, online businesses may quickly and efficiently react to changing consumer tastes and preferences by adjusting content, shopping interfaces, the product and service offerings they feature on their websites and the pricing of those product and service offerings. Furthermore, online businesses can more easily compile demographic and behavioral data about consumers in order to increase opportunities for direct marketing and personalized services.

The Wireless Services Industry

Consumers increasingly understand that wireless communications provide enhanced convenience, mobility and personal safety. As a result, over the past few years wireless services have achieved widespread adoption. This widespread adoption has been aided in part by the increasing availability and affordability of cellular and other mobile communications products. According to The Yankee Group, an independent research company, the estimated number of wireless subscribers in the United States has more than doubled from 68.7 million in 1998 to 181.6 million in 2004, representing 63% of the U.S. population in 2004. The Yankee Group expects the number of wireless subscribers to exceed 73% of the U.S. population by 2008. As a result, according to The

Yankee Group, revenues from wireless services in the United States are expected to grow from an estimated $108.0 billion in 2004 to $129.7 billion in 2008.

To date, most wireless services in the United States have been offered on a post-paid basis, where subscribers are billed and pay for services after the services have been delivered and used. Much of the future growth of wireless services, however, is expected to be driven by the growth of pre-paid and other non-post-paid service plan offerings, which require wireless subscribers to pay for all or a portion of their airtime usage in advance of the actual use. According to The Yankee Group, the number of prepaid and other non-post-paid service plan subscribers is expected to more than double, from 26.3 million subscribers in 2004 to 55.0 million subscribers by the end of 2008, representing a compound annual growth rate of 22.0%.

The Opportunity

The Internet represents a fast growing and cost-effective distribution channel for wireless carriers, as well as a convenient way for consumers to shop for and purchase wireless services and devices at a lower price. We believe the proportion of wireless services and devices sold on the Internet will grow, creating a significant market opportunity for us.

The increased pressures and competition have resulted in ongoing consolidation among wireless carriers. As a result, carriers are under pressure to reduce their costs while remaining competitive. Wireless carriers face increased competition, excess network capacity as well as new challenges resulting from wireless local number portability. To combat these challenges, the wireless carriers are turning to the Internet as a cost-effective and growing channel to acquire customers, allowing them to boost profitability and increase their return on investment. Additionally, in order to optimize network utilization, carriers are seeking to increase their subscriber base through new product offerings, such as pre-paid services, and new distribution channels such as mobile virtual network operators.

Consumers are faced with an increasingly complex and constantly changing selection of wireless service plans and devices. As the number of service plans offered by wireless carriers has increased, traditional retail channels have been unable to adequately satisfy customers’ needs for real-time information regarding wireless services and devices. Retail stores typically feature wireless services and devices from only a limited number of wireless carriers, resulting in fewer options at any given store for consumers. As a result, consumers must either visit multiple stores or select from a limited choice of wireless offerings. In addition, traditional wireless retail stores typically have high cost structures due to the costs of maintaining, managing and staffing a physical storefront, often resulting in higher wireless device prices to customers. In contrast to the physical retail environment, the Internet offers consumers a number of advantages for purchasing wireless services and devices, including lower prices, broader selection, convenience and the ability to research and comparison shop for the best prices.

Our Value Proposition

We are a leading online seller of wireless services and devices. We have developed a proprietary e-commerce platform to sell these services and devices through private-labeled websites that we create and manage for marketers, as well as through our own branded websites. We have relationships with the six largest U.S. wireless carriers, allowing us to provide our customers with a broad selection of wireless services and devices. Our online business model provides a new and cost-effective customer acquisition channel for the wireless carriers and affords new revenue opportunities for marketers, while offering consumers competitive prices, broad selection and convenience.

Value to Wireless Carriers

We provide wireless carriers with new subscribers to their networks. Key advantages for wireless carriers include:

•	Growing Customer Acquisition Channel. The Internet is one of the fastest growing channels for selling wireless services and devices. We provide the wireless carriers with broader access to this channel through the private-labeled websites we create and manage for marketers and through our own branded websites. Wireless carriers also benefit from our ability to offer multiple service plan and device combinations and effectively implement marketing campaigns or special offers.

•	Lower Customer Acquisition Cost. Our online business model enables wireless carriers to acquire customers at a lower cost than they would incur using traditional retail channels.

•	Network Utilization. By purchasing wholesale airtime minutes and selling them to customers through our MVNO services, we provide an additional channel for a wireless carrier to sell excess network capacity.

Value to Marketers

We provide our marketers with websites, branded to their specifications, which allow them to sell wireless services and devices to consumers. Key advantages for marketers include:

•	Expanded Services. By enabling marketers to sell wireless services and devices through our broad carrier relationships, we expand their service offerings and increase the frequency and length of use of their websites by consumers. Our e-commerce platform enables marketers to focus on marketing and branding, while relieving them of the operational burden associated with merchandising, provisioning, procurement, customer care and billing of wireless services.

•	Ability to Monetize Customers. Our online business model creates new opportunities for marketers to monetize their customers by generating revenues from the sale of wireless services and devices. Our broad selection of products and services also allows marketers to address multiple demographic segments within their customer base, thus increasing their revenue opportunities.

Value to Consumers

We offer consumers competitive prices, broad selection and the convenience of comparing and purchasing wireless services and devices on the Internet. Key advantages for consumers include:

•	Competitive Pricing. We are able to offer consumers competitive pricing on wireless devices when they purchase a service plan due to the lower cost structure of our online business model. In addition, consumers also benefit from the ability to research and comparison shop for the best prices offered by the six largest U.S. wireless carriers, as well as several regional carriers.

•	Broad Selection. We have agreements with the six largest U.S. wireless carriers, providing service coverage to 99.8% of the U.S. population. In each of the top 100 U.S. metropolitan markets we offer service plans from at least four wireless carriers. Our websites also feature a broad selection of the latest wireless devices from a variety of leading manufacturers.

•	Superior Shopping Experience. Our websites provide consumers with access to an extensive amount of information on wireless services and devices. These websites contain user-friendly search functions and navigation tools to help consumers quickly and conveniently identify the wireless services and devices that match their selection criteria, such as monthly service cost, network coverage quality and device features. We also simplify the buying experience for consumers by allowing them to complete the transaction with an easy-to-use one-page order form. We ship products directly to customers generally within 24 hours of order approval and provide customers with updates throughout the provisioning and shipping processes.

•	Knowledgeable Customer Support. Customers can request assistance at any point in the purchase process from our customer service representatives. Our customer service representatives have access to information about the service plans offered through our carrier relationships, including information about the six largest U.S. wireless carriers. As a result, our customer service representatives are better able to suggest service plans that meet the customers’ requirements.

Our Strategy

Our objective is to become the leading seller of wireless services and devices in the United States. Key elements of our strategy to achieve this objective include:

Expand Our Wireless Carrier Relationships. As the wireless industry continues to consolidate, we intend to continue to improve the automation interface between our e-commerce platform and the wireless carriers’ systems as well as cooperate further with wireless carriers on marketing efforts. We also intend to expand our existing relationships with wireless carriers by entering into additional wholesale agreements for excess network capacity.

Increase Our Customer Base. We plan to target additional marketers in order to expand our sources of customers. We also plan to build consumer and market awareness by expanding the direct marketing of our wireless products and services. Our plans include expanding our use of the “Powered by InPhonic” brand on the websites that we create and manage for marketers, purchasing online advertising to support our existing brands, such as Wirefly.com, Liberty Wireless and Viva Liberty, and creating additional brands.

Cross-Sell Our Full Range of Products and Services to Existing Customers. Most customers initially purchase a single product or service from us. We plan to increase our revenue opportunities by offering additional products and services to these customers at the point of sale or through follow-up communications such as opt-in emails, outbound calls and direct mail. These offerings may include accessories, wireless content and other communications services. We also plan to begin customer retention programs that offer existing customers incentives to buy additional products and services from us.

Develop New Products and Services to Address Underserved Market Segments. We believe that much of the future subscriber growth within the wireless services industry will be driven by consumer segments that are underserved by the products and services currently offered by the wireless carriers. We plan to continue to develop new products and services, including pre-paid and spending control services, to address underserved consumer segments, such as the youth and ethnic markets.

Focus on the Customer Shopping Experience. We intend to continue to refine our operations to provide a superior customer experience. The customer experience is important in retaining our customers and expanding relationships we have developed with marketers who use their brands to market our products and services on their websites.

Our Services

Wireless Activation and Services

We sell wireless service plans and devices through websites that we create and manage for marketers. These private-labeled websites allow marketers to leverage their brands to sell wireless products and services to their customers. We use our proprietary e-commerce platform to activate, configure and ship wireless services and devices to customers on behalf of these marketers. For each marketer for which we create and manage a website, we use that marketer’s brand on the website and throughout the sales and customer support process. For example, our customer service representatives answer customer calls with each particular marketer’s name, and we ship devices with marketer-specific promotional materials and information.

We also offer customers the ability to purchase wireless services and devices directly from websites that we operate under our own brands, such as Wirefly.com. We leverage the same e-commerce platform, operational infrastructure and wireless carrier relationships that we use for marketer-branded websites to acquire customers through our own branded websites.

MVNO Services

In August 2002, we launched Liberty Wireless, our MVNO service, to market and sell wireless services directly to consumers. We purchase wireless airtime minutes wholesale from Sprint, which owns and operates the underlying wireless network. Liberty Wireless is primarily marketed to those customers who order wireless and service plans devices through our websites, but do not accept traditional post-paid service on the security deposit terms required by the wireless carriers. We also sell Liberty Wireless indirectly through retail stores. Liberty Wireless offers a service plan that enables a subscriber to purchase bundles of airtime minutes for a specific monthly price and charges the subscriber in advance of the usage. We also offer Liberty Wireless to certain customers on a traditional post-paid basis. We collect fees from customers for device purchases and airtime usage.

We have begun to utilize the e-commerce platform, operational infrastructure and wireless carrier agreement we have in place for Liberty Wireless to extend our MVNO capabilities to marketers who want to offer branded wireless services to their customers without having to own or operate a wireless network or operational infrastructure. The MVNO services we offer include:

•	wireless airtime minutes that we purchase from Sprint;

•	merchandising, which includes creating, pricing and branding the voice and data service plans to be marketed to potential subscribers;

•	provisioning, which includes determining subscriber credit-worthiness and service activation;

•	procurement, which includes the purchasing, programming, packaging and delivery of wireless devices to subscribers and managing returns;

•	customer care, which includes pre-sale and post-sale customer service; and

•	billing, which may also include collections.

We recently announced a new version of the Liberty Wireless service that is directed to the Hispanic community under the Viva Liberty brand.

Data Services

To further leverage the relationships we have established with customers, we sell the following set of wireless data services.

•	Unified Communications. Our unified communications service allows customers to organize and access email, voicemail, faxes, contacts, scheduling, calendar and conference calling functionality through both a website and a telephone.

•	Wireless Email. Our wireless email service enables wireless carriers to offer their customers affordable and real-time access to email on a wide variety of wireless devices.

•	Mobile Marketing. Our mobile marketing service allows wireless carriers and marketers to deliver wireless advertising and subscription-based content services to wireless devices.

Relationships With Wireless Carriers

We have agreements with the six largest U.S. wireless carriers, as well as with several regional carriers, to sell their wireless service plans. Through our agreements with these wireless carriers, we offer consumers a selection of at least four carriers in each of the top 100 U.S. metropolitan markets. Collectively, these carriers’ networks cover 99.8% of the U.S. population. We also purchase wireless devices directly from these carriers and their designated distributors for sale to customers. We sell devices in conjunction with wireless service plans from the leading wireless device manufacturers including Audiovox, Kyocera, LG Electronics, Motorola, Nokia, palmOne, Research in Motion (RIM), Samsung, Sanyo and Sony Ericsson.

We provide wireless carriers with a cost-effective online channel to acquire subscribers for their service plans. The wireless carriers pay us commissions and bonuses for activating wireless subscribers onto their networks. We also receive additional financial benefits from the wireless carriers through market development funds, wireless device discounts and other marketing incentives. For 2003, revenues from T-Mobile represented 28% and Nextel represented 12% of our total revenues. For 2004, revenues from T-Mobile, Cingular/AT&T Wireless and Sprint represented 21%, 17% and 11% of our total revenues, respectively. For 2003 and 2004, revenues from our top three wireless carriers represented 49% and 50% of our total revenues, respectively. One of these carriers, AT&T Wireless, was recently acquired by Cingular.

We also have an agreement with Sprint to purchase wireless airtime minutes on a wholesale basis. We package airtime minutes purchased from Sprint with wireless devices and other services to sell under our Liberty Wireless brand directly to customers and indirectly through retail stores. We pay Sprint fees for airtime minutes and network management services.

Marketing

We have developed a marketing strategy designed to use our marketers’ brands to generate sales through their private-labeled websites that we create and manage for marketers as well as to use our own branded websites. Our marketing and advertising efforts include online and offline initiatives, which primarily consist of the following:

•	Private-Labeled Websites. We create and manage websites for online businesses, member-based organizations and associations and national retailers to sell wireless products and services on their websites using their own brands. We pay these marketers fees for wireless service plans and devices sold on their websites.

•	Online Search and Advertising. We utilize online search engine advertising and targeted online advertising on highly-trafficked websites to acquire customers.

•	Brand Development. We continue to invest in the brands that we own, such as Wirefly.com and Liberty Wireless, in order to build brand awareness and attract new and repeat customers.

•	Direct Marketing. We utilize direct marketing programs to reach additional consumer segments for our products and services. These marketing programs include permission-based email and call transfer programs.

•	Affiliate Program. We also acquire customers through an affiliate program that extends the reach of our advertising, drawing customers from a variety of websites. By joining our affiliate program, operators of other websites earn a fee for each wireless device and service plan sold through their website. We utilize a third-party vendor to manage the affiliate program.

Operations and Technology

Our operations leverage a common, proprietary e-commerce information technology platform, which we have built using a combination of internally developed and licensed technologies. Our e-commerce platform integrates our merchandising, provisioning, procurement, customer care and billing operations into a single system for the online sale of wireless services and devices. Our e-commerce platform has been designed to serve as a foundation for us to build and offer additional products and services and to maximize performance, scalability, reliability and security.

Merchandising

We sell wireless services and devices through private-labeled websites that we create and manage for marketers as well as through our own branded websites. Since we manage all these websites using the same e-commerce platform, we can update device and service plan pricing information across all the websites in real time. Additionally, we can tailor the wireless service and device offerings presented on any particular website in order to better target each marketer’s customer base. The websites we create and manage contain user-friendly search functions and navigation tools to help customers quickly and conveniently identify the wireless service plans and devices that match their selection criteria.

Provisioning

We process orders using a combination of our own proprietary software and commercially available software that we license from third parties. We believe that one of our key competitive advantages is our automated order processing system. Orders from customers are delivered in a common data format that permits us to exchange data with wireless carriers through our automated credit risk assessment and activation interfaces. We have customized these interfaces to integrate with each of our wireless carriers’ networks for a fast, seamless exchange of data. Once the customer’s risk profile has been determined, the order status management process system either activates the customer on the wireless carrier of their choice or automatically suggests an alternative service plan from another wireless carrier for which the customer is eligible. For customers who elect not to accept the security deposit terms sometimes required by a carrier, our system then offers an alternative service plan from Liberty Wireless.

We have designed systems we believe to be secure to protect our corporate data and the information we collect from consumers. Our websites operate on hardware and software co-located in Sterling, Virginia at a service provider offering redundant and reliable network connections, power, security and other essential services. To minimize downtime, we manage and monitor our websites 24 hours a day and maintain redundant systems with an additional service provider at a back-up hosting facility located in Dulles, Virginia. Our operations center located in our Largo, Maryland facility has back-up power, including batteries and diesel-fueled generators. We have implemented a disaster recovery plan that documents the necessary steps to recover critical systems if such a disaster were to occur.

Procurement

All customer orders are processed at our operations centers located in Largo, Maryland and Long Island City, New York. When an order is approved for service by the wireless carrier, our automated order processing system assigns a wireless device to the order, activates the selected service plan and configures the device to the customer’s specifications. We ship orders from our Largo, Maryland facility, generally within 24 hours of approval.

We track orders in real-time throughout the procurement process allowing us to maintain the appropriate levels of inventory. We use rigorous quality control processes and dedicated quality assurance personnel to minimize errors.

Customer Care and Billing

We are focused on providing a high quality customer shopping experience. As part of these efforts, we monitor and track every interaction with each customer through our proprietary customer relationship management system. We deliver customer care through self-service websites, call center representatives, email correspondence and our interactive voice response system.

Our easy-to-navigate, self-service websites enable our customers to check order, rebate, return and exchange status in addition to reviewing service plan information. We also offer our Liberty Wireless customers the ability to purchase airtime minutes, review account status and pay outstanding balances through our website. We operate call center facilities in Largo, Maryland and Long Island City, New York offering customer service, direct sales support and technical assistance by telephone or email. Using our call management system, our call center representatives can respond to inbound calls using scripts tailored to each marketers’ specifications. To further improve efficiency, we employ an integrated voice response system to provide self-service capabilities to consumers for pre-sale and post-sale activities. Additionally, we have also entered into outsourcing agreements with vendors in the Philippines, Canada and India to provide service after regular business hours and to support our call center personnel during peak calling periods.

Real-Time Measurement and Reporting Systems

We have developed software applications to monitor the effectiveness of our marketing campaigns on a real-time basis. These applications produce reports that we share with marketers. These reports provide us with the number of unique visitors to our marketers’ websites, numbers of orders taken, number of orders approved or pending approval and orders shipped. These reports are accessible from desktop computers and wireless devices and allow us to measure the effectiveness of our marketing efforts and respond quickly to changes in market demand.

Competition

The wireless services industry continues to evolve rapidly and, despite increasing consolidation among carriers, remains highly fragmented and competitive. We believe we compete on the basis of selection of wireless carriers and devices and service plans; convenience; price; customer service; network coverage; and website features and functionality. We believe we compete favorably on all of these terms.

Companies that compete with our wireless activation and services business include:

•	online distributors of wireless services and devices that sell wireless services and devices for a limited number of wireless carriers to consumers through their own websites, such as Amazon.com;

•	wireless carriers which sell their wireless services and devices to consumers through their own websites, traditional retail operations and direct sales forces; and

•	mass market retailers that sell wireless services and devices to consumers from their retail store locations, such as Best Buy, Circuit City, Wal-Mart and Radio Shack.

We believe we compete favorably against competitors in the wireless activation and services business because we have agreements with the six largest U.S. wireless carriers. These agreements enable us to provide consumers with a comprehensive selection of wireless services and devices that our competitors in the wireless activation and services business do not provide.

Companies that currently or potentially compete with our Liberty Wireless and potential private-labeled MVNO business include:

•	other providers of MVNO services that offer pre-paid wireless services to consumers in competition with our Liberty Wireless service, such as Boost, TracFone and Virgin Mobile;

•	companies that provide billing and customer care for MVNO services that may potentially compete with us if we begin to provide support for branded billing and customer call solutions for companies that sell private-labeled wireless services to their customer base, such as Amdocs, Convergys, Converse, CSG Systems International, VeriSign and Visage;

•	back-office systems providers such as Accenture and IBM; and

•	wireless carriers that sell wireless services directly to consumers in competition with our Liberty Wireless service and provide network and operations support to companies that would like to sell private-labeled wireless services to consumers.

We believe our ability to provide a single vendor solution for MVNO services that includes wireless carrier network integration, billing, customer care and distribution services compares favorably to our competitors.

In our data services business, we compete against a variety of companies, including CallWave and j2 Global Communications. Our unified communications service bundles voicemail, email and fax services with additional services, including our wireless activation and MVNO services. Our competitors provide voicemail, email and fax services, but we believe our ability to bundle these data services with additional services enables us to compete favorably because we can present an expanded service offering to potential customers.

Many of our existing and potential competitors have substantially greater financial, technical and marketing resources than we do. Additionally, many of these companies have greater name recognition and more established relationships in many of our market segments. These competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can. We may face increasing price pressure from the wireless carriers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to compete more effectively.

Intellectual Property Rights

We rely on general intellectual property law and contractual restrictions and to a limited extent, copyrights and patents to protect our proprietary rights and technology. These contractual restrictions include confidentiality agreements, invention assignment agreements and nondisclosure agreements with employees, contractors, suppliers and marketers. In addition, we pursue the registration of our trademarks and service marks in the United States and certain other countries. In the United States, we have registered “InPhonic,” “Wirefly,” “Welcome to our Wireless World,” “Powered by InPhonic” and “Liberty Wireless” and other service marks. We also have unregistered copyrights with respect to images and information set forth on our website and the computer code incorporated into our website. To date, we have obtained registration of one U.S. patent.

We cannot assure you that any of our service marks, patents or copyrights will not be challenged or invalidated. Despite the protection of general intellectual property law and our contractual restrictions, steps we have taken to protect our intellectual property may not prove sufficient to prevent misappropriation of our technology or to deter third-parties from copying or otherwise obtaining and using our intellectual property without our authorization.

Government Regulation

We are not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. The wireless network carriers we contract with are subject to regulation by the Federal Communications Commission, or FCC. Changes in FCC regulations could affect the availability of wireless coverage these wireless network carriers are willing or able to sell. Also, changes in these regulations could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of costs of litigation or increased service delivery cost or could in some other manner have a material adverse effect on our business, financial condition or results of operations.

Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have an adverse effect on our business.

Employees

As of March 1, 2005, we had a total of 458 employees. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good.

RISK FACTORS

There are a number of important factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. Those factors include, without limitation, those listed below and elsewhere herein.

Risks Related to Our Business

Our limited operating history makes it difficult for us to accurately forecast future revenues and appropriately plan our expenses.

We commenced operations in 1999 and have a limited operating history. As a result, it is difficult for us to predict future revenues and operating expenses. Many of our expenses, such as compensation for employees and lease payments for facilities and equipment, are relatively fixed. We base these expense levels, in part, on our expectations of future revenues. A softening in demand for our wireless services and devices, whether caused by changes in consumer spending, consumer preferences, weakness in the U.S. or global economies or other factors, may result in decreased revenues and significant changes in our operating results from period to period and may cause our stock price to decline.

We have historically incurred significant losses and may not be profitable in the future.

We have experienced significant net losses each year since our inception. For 2003 and 2004, we had net losses of $20.2 million and $10.2 million, respectively. As of December 31, 2004, we had an accumulated deficit of $126.5 million. We may continue to incur losses, and we cannot assure you that we will be profitable in future periods. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. Our financial results may also be impacted by stock-based compensation charges and possible limitations on the amount of net operating loss carryforwards that we can utilize annually in the future to offset any taxable income. We are subject to Securities and Exchange Comission, or SEC, reporting obligations and incur significant legal and regulatory expenses associated with compliance with the Sarbanes-Oxley Act of 2002. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenues or achieve profitability, we will continue to incur significant losses. We may then be forced to reduce operating expenses by taking actions not contemplated in our business plan, such as discontinuing sales of certain of our wireless services and devices, curtailing our marketing efforts or reducing the size of our workforce.

We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.

Our business is affected by seasonal fluctuations in both Internet usage and purchases of wireless services and devices, which generally decline during the summer months and increase in the fourth quarter of the calendar year, correlating with traditional retail seasonality. We experience seasonal changes in the fourth quarter that reflect an increase in wireless service activations due to the holiday season. Consistent with this seasonality, we expect our revenues for the first quarter of 2005 to be lower than our revenues for the fourth quarter of 2004. Therefore, quarter-to-quarter comparisons of our operating results may not be good indicators of our future performance.

Additionally, our revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, including:

•	economic conditions specific to online commerce and the wireless communications industry;

•	our ability to attract visitors to our websites or the websites that we create and manage for our marketers, and our ability to convert those visitors into customers;

•	our ability to retain existing customers;

•	delays in market acceptance or adoption by consumers of our services, including our MVNO services;

•	revenue recognition policies applicable to bonuses we are paid by wireless carriers;

•	delays in our development and offering of new wireless services and devices;

•	changes in our use of sales and distribution channels;

•	our ability to source wireless devices at competitive prices;

•	our ability to manage our procurement and delivery operations;

•	the amount of our marketing and other advertising costs;

•	our or our competitors’ pricing and marketing strategies;

•	our competitors’ introduction of new or enhanced products and services;

•	the length of the sales and implementation cycles for our data services; and

•	the amount and timing of operating costs relating to expansion of our operations.

If we are unable to maintain strong relationships with wireless carriers, our business would be adversely affected.

We depend upon a small number of wireless carriers for a substantial portion of our revenues and the loss of any one of these relationships could cause our revenues to decline substantially. In addition, the increasing consolidation in the wireless industry, as evidenced recently by Cingular’s acquisition of AT&T Wireless and the announcement that Nextel and Sprint will merge, will cause the number of wireless carriers to continue to decline and result in further revenue and pricing pressure. For 2003, revenues from T-Mobile represented 28% and Nextel represented 12% of our total revenues. For 2004, revenues from T-Mobile, Cingular/AT&T Wireless and Sprint represented 21%, 17% and 11% of our total revenues, respectively. For 2003 and 2004, revenues from our top three wireless carriers, which included AT&T Wireless, represented 49% and 50% of our total revenues, respectively. Our wireless carriers could terminate their agreements with us without penalty and with little notice. Our agreements with these carriers are non-exclusive, and they have entered into similar agreements with our competitors, which may be on more favorable terms. Our revenues may decline if:

•	one or more of the wireless carriers terminates its agreement with us or we are unable to negotiate extensions of these agreements on acceptable terms;

•	there is a downturn in the business of any of these wireless carriers; or

•	there is continued significant consolidation in the wireless services industry.

In addition, if the wireless carriers were to discontinue allowing us to sell and activate wireless service plans on their networks and instead were to provide these activation services exclusively themselves, this would have an adverse effect on our revenues.

Ongoing consolidation among wireless carriers could result in revenue and pricing pressure and adversely impact our results of operations.

In recent years, there has been a trend in the wireless industry toward consolidation of wireless carriers. For example, in October 2004, Cingular Wireless acquired AT&T Wireless, and Sprint and Nextel recently announced that they have entered into an agreement to merge. Ongoing consolidation among the wireless carriers would reduce the number of companies whose wireless services we offer, which could adversely affect our results of operations. We rely on the leading wireless carriers for a substantial portion of our revenues, and we expect this to continue for the foreseeable future. We may be subject to pricing pressures that may result from a further consolidation among wireless carriers, which could have an adverse effect on our operations. If consolidation continues, the commissions and bonuses paid to us by wireless carriers could decrease or the prices charged to us for the supply of wireless devices and wireless airtime minutes could increase, resulting in a decrease in our gross margin.

A decrease in the growth rate of our wireless service activations could adversely affect our operating results.

A substantial portion of our revenues consists of commissions we earn from the wireless carriers for the activation of new customer accounts. We may also receive bonuses for meeting volume and other performance-based targets. If the growth rate in the number of new activations declines, we may not earn these additional bonuses and our revenues could decline going forward. In addition, we would be required to reduce our revenues by the amount of any previously recognized bonus in the current period.

The market for our services is becoming increasingly competitive with the emergence of additional retail and online distributors of wireless services and devices and new MVNOs, which could adversely affect our business.

We face substantial competition in the wireless services industry. We expect competition to intensify as a result of the entrance of new competitors and the development of new technologies, products and services. We compete with wireless carriers’ retail stores and online websites, as well as other retail stores and online businesses that provide similar products and services in competition with us. All of our agreements with wireless carriers and wireless device suppliers are non-exclusive, and these parties may provide the same or similar devices and services to our competitors on terms more favorable than ours. Due to the low barriers to entry in this industry, with sufficient time and capital, it would be possible for additional competitors to replicate our services.

Companies that compete with our wireless activation and services business include:

•	online distributors of wireless services and devices, such as Amazon.com;

•	wireless carriers which sell wireless services and devices to customers through their own websites, traditional retail operations and direct sales forces; and

•	mass market retailers that sell wireless services and devices to consumers from their retail store locations, such as Best Buy, Circuit City, Wal-Mart and Radio Shack.

We currently or potentially compete with several different types of companies in our Liberty Wireless and potential private-labeled MVNO business:

•	other providers of MVNO services, such as Boost, TracFone and Virgin Mobile, which offer pre-paid services;

•	companies that provide billing and customer care for MVNO services, such as Amdocs, Convergys, Converse, CSG Systems International, VeriSign and Visage;

•	back-office systems providers, such as Accenture and IBM; and

•	wireless carriers.

Our data services business competes against a variety of companies including CallWave and j2 Global Communications.

Many of our existing and potential competitors have substantially greater financial, technical and marketing resources than we do. Additionally, many of these companies have greater name recognition and more established relationships in many of our market segments. These competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can. We may face increasing price pressure from the wireless carriers. In addition, current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to compete more effectively.

We may face competition from additional MVNO service providers, adversely affecting our ability to expand our MVNO business.

We believe that there will be increased competition from additional MVNO service providers. Existing telecommunications companies, media companies and retailers may be able to use their established branding, customer base, service knowledge and supplier relationships to compete against independent MVNO service providers, including Liberty Wireless, and any private-labeled customers we develop. Other MVNO service providers may also have greater financial resources or more favorable agreements with wireless carriers to provide better service coverage in competition with us. Additionally, well-diversified MVNO service providers may be able to offer a broader product mix that we may not be able to match.

Any unanticipated increase in our rate of deactivation of active accounts could result in a decrease in our revenues.

Under our agreements with wireless carriers, commissions are not earned if the customer’s service is deactivated with the carrier before a pre-determined period of time, usually between 120 and 210 calendar days. We maintain a reserve to cover the commissions lost through deactivations based upon our historical experience. We monitor a number of factors in determining this reserve. For example, our experience has been that customers who participate in a promotion that allows them to obtain a phone and activate an account with no up-front payment have a higher deactivation rate than customers who pay amounts in advance. If the rate of our deactivations increases in excess of our historical experience, we would have to increase our deactivation reserve, which, in turn, would cause our revenues to decline. Further, if our estimates vary materially for a future period or periods in relation to revenue and/or net income so that we conclude that our method of determining estimates is not sufficiently accurate, we may be required to change our method of accounting for these estimates. While a change in accounting for deactivations would have no impact on our cash flow, any such change may negatively impact our net income for particular periods and cause a decline in stock price. An increase in our deactivation rate could also cause carriers to modify the commission terms with us or even terminate our agreements.

We depend on Internet search engines to attract a substantial portion of the customers who use our websites, and losing these customers would adversely affect our revenues and financial results.

Many consumers access our services by clicking through on search results displayed by an Internet search engine. Internet search engines typically provide two types of search results, algorithmic listings and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be purchased by advertisers in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract and direct consumers to our websites. Search engines revise their algorithms from time to time in an attempt to optimize their search results. If one or more search engines which we rely on for algorithmic listings modifies its algorithms, resulting in fewer consumers clicking through to our websites, we would need to increase our marketing expenditures, which would adversely affect our financial results, or we would experience a reduction in our revenues, and our business would be harmed. If one or more of the search engines which we rely on for purchased listings modifies or terminates its relationship with us, our expenses could rise and our business may suffer.

Our revenues and operating results are dependent on our ability to collect additional airtime usage payments from our Liberty Wireless customers.

Liberty Wireless, our MVNO service, markets and sells wireless airtime minutes that we purchase wholesale from Sprint, which owns and operates the underlying wireless network. Liberty Wireless is marketed to those customers who order wireless service plans and devices through our websites but do not accept traditional post-paid service on the security deposit terms required by the wireless carriers. These customers generally have lower credit quality and present a greater non-payment risk than customers who are approved for post-paid service plans. Liberty Wireless offers a service plan that enables a subscriber to purchase bundles of minutes for a specific monthly price and charges the subscriber in advance of the usage. While we continually monitor our Liberty Wireless customers’ usage of pre-paid airtime minutes, these customers may, under certain circumstances, use more airtime minutes than they have purchased. We bear the cost for this additional airtime usage if we are not paid, as well as collection costs and other risks associated with serving lower credit quality customers.

Our future growth is dependent in part on increasing revenues from MVNO services.

We believe sales of MVNO services through Liberty Wireless will be an important element of our future revenue growth. We plan to utilize the e-commerce platform, operational infrastructure and wireless carrier agreement we have in place for Liberty Wireless to extend our MVNO capabilities to marketers who want to offer a branded wireless service to their customers without having to own or operate a wireless network or operational infrastructure. We cannot assure you that marketers will enter into agreements with us for these private-labeled MVNOs on acceptable terms. Because we have only limited experience selling MVNO services, we are unable to predict the rate at which revenues from these services will grow or the profitability that we will be able to generate from this business, if any. This profitability is dependent primarily on the difference in the price at which we purchase wholesale wireless airtime minutes and the price at which we sell airtime minutes to consumers through the MVNO service, as well as our ability to collect payment from MVNO service customers.

We recently announced a new version of our Liberty Wireless service which is directed to the Hispanic community under the Viva Liberty brand. Because this service has only recently been launched, we are unable to predict the rate at which we may generate revenues from this service or the profitability that we may be able to generate from this service, if any. If this new service is unsuccessful or cannot be operated profitably, our business could be harmed.

We are dependent on Sprint to provide the airtime minutes and network coverage for Liberty Wireless service.

To provide our Liberty Wireless MVNO service, we must purchase wholesale wireless airtime from a national wireless carrier. Currently, Sprint is our sole provider of this airtime. Our non-exclusive agreement with Sprint expires on August 2, 2005, unless renewed. We may not be able to renew this agreement on terms favorable to us, if at all. If this agreement is terminated or we are unable to renew this agreement, we would be required to enter into an agreement with a new wireless carrier to purchase wholesale wireless airtime minutes or we would not be able to continue to offer our Liberty Wireless service, or any new MVNO services.

Sprint does not provide network coverage for the entire U.S. market. If the Sprint network does not provide sufficient coverage and is unable to address increased demands as our MVNO business grows, or if Sprint’s wireless network does not perform in a manner that meets our customer expectations, we may lose existing customers or be unable to add new customers.

If we experience high rates of customer churn, our revenues and financial performance will be harmed.

A key element in the success of our MVNO business is our ability to minimize the rate of customer turnover, or churn. We must minimize the rate of loss of existing customers of our MVNO business while adding new ones. Customers transfer their service to another wireless service or cancel their subscriptions for many reasons, including delayed delivery of the product, poor service or difficulty in understanding bills. We must continually add new customers both to replace lost customers and to grow our business. If we do not maintain and expand our customer service and retention efforts, we could experience greater churn and loss of customers. A high rate of customer churn would impair our ability to increase our revenues, depress our operating cash flow and cause a deterioration in our operating margins.

If we do not continue to attract customers through our existing online marketing programs, our revenues may be affected adversely and our marketing expenses may increase.

We obtain a large portion of our customers through incentive-based online marketing programs. We engage third parties to acquire customers through different marketing initiatives, including the use of websites that we create and manage under our marketers’ brands. We also use online advertising and other forms of direct marketing. Additionally, we have an affiliate program in which third parties register with us and obtain particular advertisements from us for use on their websites or through other online marketing programs. Our marketers may not continue to participate in our marketing programs if the programs do not provide sufficient value, our competitors offer better terms, the third parties elect to provide these products and services directly or the market for incentive-based advertising decreases. If our marketers do not market our services to their customers, our revenues will not grow as anticipated and our marketing expenses may increase.

We have entered into agreements with vendors in the Philippines, Canada and India to support our call center activities. Any difficulties experienced in these arrangements could result in additional expense or loss of customers and revenues.

We have entered into outsourcing agreements with vendors in the Philippines, Canada and India to provide additional call center support. As a result, we rely on these vendors to provide customer service and interface with our customers. If these vendors are unable to perform satisfactory customer service, we could lose customers and would have to pursue alternative strategies to provide these services, which could result in delays, interruptions, additional expense and loss of customers. A variety of proposed federal and state legislation, if enacted, could restrict or discourage U.S. companies from outsourcing their services to companies outside the United States. This legislation, if enacted, may impact our ability to use internationally outsourced services to support our call center activities.

An interruption in the supply of wireless devices could hinder our ability to fulfill customer orders and cause a decline in our revenues.

We rely on wireless carriers and wireless device suppliers in fulfilling customer orders for wireless devices. These suppliers may experience difficulty in providing us sufficient wireless devices to meet our needs or they may terminate or fail to renew contracts for supplying us these devices on terms we find acceptable. Our agreements with these suppliers are non-exclusive, and these suppliers have entered into similar agreements with our competitors, which may be on more favorable terms. From time to time, we may experience delays in receiving shipments of wireless devices from one or more of the wireless device suppliers, thereby preventing us from offering a wireless device until the shipment is received. Any significant interruption in the supply of any of these devices could hinder our ability to fulfill customer orders and result in the loss of customers, causing a decline in our revenues.

If our distribution operations are interrupted for any significant period of time, our business and results of operations would be substantially harmed.

Our success depends on our ability to successfully receive and fulfill orders and to promptly deliver our products to our customers. Our packaging, labeling and product return processes are performed both internally through our own distribution operations and to a lesser extent, by a third party. Our distribution operations are located in a single facility that is susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, theft, terrorist attacks and similar events. In September 2003, we experienced loss of power at our operations facility in Largo, Maryland due to Hurricane Isabel and were unable to ship orders for one business day. The loss of power did not impact the websites we manage or their ability to receive orders, but did cause backlog in our delivery schedule. Any interruptions in our distribution center operations for a significant period of time could damage our reputation and substantially harm our business and results of operations.

We are dependent on a single vendor for the billing services software used to monitor and collect amounts due by customers for our Liberty Wireless services.

Currently, we utilize a single vendor for the billing services software for our Liberty Wireless customers. We do not have a long-term contract with this vendor and our agreement is non-exclusive. If we are unable to maintain our relationship with this vendor, we may experience a significant delay in the collection of amounts due from customers for their wireless services until we either obtain a new vendor or develop our own billing services software, which could result in a decline in our revenues and an increase in our costs.

Interruptions or delays in service from third parties could impair our service offerings.

We rely on third parties for both our primary network operations hosting center, which is located in Sterling, Virginia, and our back-up facility, which is located in Dulles, Virginia. Any disruption of our access to Internet service could result in delays in our ability to receive information or transact business. We also rely on third- party software, suppliers and wireless carriers to process applications for credit approval and to bill our customers. If we are unable to process credit applications in a timely manner or if our billing software fails and we are unable to bill customers on a timely basis, our business will be affected adversely. Although we have not experienced any interruptions in these or other third-party services, or a deterioration in their performance, if such a disruption were to occur, it could impair the quality of our services. If our arrangement with any of these third parties was terminated or if a third party ceased operations, discontinued business or altered the terms on which it does business with us, we might not be able to find an alternative provider on a timely basis or on reasonable terms, which would adversely affect our operating results.

We have grown rapidly, and we must manage additional growth and the demands on our resources and personnel in order to be successful.

We began operations in October 1999 and have grown rapidly since that time. Our growth has resulted, and any future growth will result, in increased responsibility for our management and increased demands on our resources. Several of our executive officers, including our president and chief operating officer and our chief financial officer, joined us in 2004. Our business strategy is based on the assumption that we will continue to retain qualified personnel who can expand our customer base and continue to develop and deliver innovative customer-driven solutions. We must continue to enhance and expand our business processes, information systems and operations to accommodate this growth. To manage future growth, we will need to:

•	implement additional management information systems;

•	retain qualified personnel to manage our operating, administrative, financial and accounting systems;

•	maintain and expand our wireless service and device activation capacity;

•	continue to train, motivate, manage and retain our existing employees and attract and integrate new employees;

•	expand our sales force to sell our new and existing offerings; and

•	maintain close coordination among our executive, information technology, accounting and finance, sales and operations organizations.

If we are unable to manage future expansion, our ability to provide a high quality customer experience could be harmed, which would damage our reputation and substantially harm our business and results of operations.

If we are unable to integrate our services with the wireless carriers’ existing credit and activation systems, we will be unable to process orders in a timely manner and our business may suffer.

To activate wireless services for customers, we rely on access to the wireless carriers’ proprietary credit and activation systems through direct data, online and telephone interfaces. If, as a result of technology enhancements or upgrades of these systems by the wireless carriers, we are unable to integrate our services with these systems, we could be required to redesign or upgrade our information systems or software which could be costly and negatively affect our operating results. If we are unable to gain access to these systems, we would be unable to process orders, the wireless carriers could terminate their underlying agreements with us, and our business may suffer.

Our failure to protect our customers’ confidential information and our network against security breaches could damage our reputation and substantially harm our business and results of operations.

A significant barrier to online commerce is concern regarding the secure transmission of confidential information over public networks. Currently, a majority of our wireless service activations and device sales are billed to our customers’ credit card accounts directly. We rely on encryption and authentication technology licensed from third parties to securely transmit confidential information, including credit card numbers. Advances in computing capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. Although we are not aware of any security breaches, any compromise of our security could damage our reputation and expose us to a risk of loss or litigation and possible liability which would substantially harm our business and results of operations. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

We may require additional cash to upgrade and expand our operations, which may not be available on terms acceptable to us, or at all.

Since our inception, our operating and investing activities have used more cash than they have generated. We expect our uses of cash over the next 12 months to include funding our operations, expanding our customer base, maintaining and enhancing our e-commerce platform and focusing on customer service. While we believe that our current cash and cash equivalents ($101.0 million at December 31, 2004) and amounts available under our credit facility and future capital leasing arrangements will be sufficient to fund our working capital and capital expenditures through the foreseeable future, our revenues may not meet our expectations, we may be unable to control costs or we may incur expenses, including additional capital expenditures, such as expansion of our office locations and distribution center, investment in redesigning or upgrading our information systems or hardware, or integration of new systems for our MVNO offering. To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce platform and the websites we create and manage. If competitors introduce new services embodying new technologies, or if new industry standards and practices emerge, we may have to spend resources on the purchase or development of new functionalities or technologies. If we incur additional expenses or experience a revenue shortfall, our current resources may not be sufficient. We may then find it necessary to obtain additional financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

If we do not adequately protect our intellectual property, others could copy aspects of our services and operational technology, which could force us to become involved in expensive and time-consuming litigation.

Our ability to compete and continue to provide technological innovation is substantially dependent upon our technology. We rely on a combination of intellectual property laws and confidentiality agreements to protect our technology. We generally enter into confidentiality and nondisclosure agreements with our employees, consultants and prospective and existing marketers. In addition, we seek to control access to our proprietary information. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy or otherwise obtain and use our services or technology. Although we are not aware of any unauthorized use of our intellectual property to date, effectively policing against the unauthorized use of our technology is time-consuming and costly, and we cannot assure you that the steps taken by us will prevent misappropriation of our technology. Our failure to adequately protect our intellectual property rights could harm our business by making it easier for others to duplicate our services.

If the technology we use infringes upon the proprietary rights of others, we may be forced to seek expensive licenses, reengineer our services, engage in expensive and time-consuming litigation or stop selling our services.

If we were to discover that our services violated or potentially violated the proprietary rights of others, we might not be able to obtain licenses to continue offering those services without substantial reengineering. Any reengineering effort may not be successful, nor can we be certain that any licenses would be available on commercially reasonable terms. Although we have not been a named party in any litigation concerning the infringement of another party’s rights, a claim of infringement against us, with or without merit, could be time- consuming and expensive to litigate or settle, and could divert management’s attention from executing our business plan. An adverse determination against us could prevent us from offering our services. From time to time, we receive notices from others claiming we have infringed upon their intellectual property rights. The number of these claims may increase. Responding to these claims may require us to seek expensive licenses, reengineer our services, engage in expensive and time-consuming litigation or stop selling our services.

If we are unable to attract and retain management and key personnel, we may not be able to implement our business plan.

We believe that the successful implementation of our business plan will depend on our management team, particularly the chairman of our board of directors and our chief executive officer, David A. Steinberg. Losing the services of one or more members of our management team could adversely affect our business and our expansion efforts, and possibly prevent us from further improving our information management, financial and operational systems and controls. As we continue to grow, we will need to hire and retain qualified sales, marketing, administrative, operating and technical personnel with knowledge of the wireless services industry and online marketing, and to train and manage new personnel. We may not be able to identify and hire qualified personnel due to competition for such personnel. The failure to hire and retain these personnel would have an adverse effect on our business.

Our failure to identify and integrate successfully any businesses or technologies that we acquire may increase our costs and reduce our revenues.

As part of our business strategy, we continue to seek to expand our service offerings through investments in, or acquisitions of, other businesses or technologies that we believe are complementary to our business. For example, we acquired A1 Wireless USA, Inc., a wireless activation services company, in January 2005. Although we regularly engage in discussions relating to potential acquisitions, we may not be able to identify, negotiate or finance any future acquisitions. If we do identify acquisitions, it may be necessary for us to raise additional funds to finance those acquisitions. Additional funds may not be available on terms that are favorable to us, or at all. If we issue our stock as consideration, our stockholders would experience dilution of their percentage ownership in our stock. Upon completion of any acquisitions, we may be unsuccessful in integrating and operating such acquired businesses profitably or otherwise implementing our strategy successfully. If we are unable to integrate any newly-acquired entities or technologies effectively, our business and results of operations could suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services could also disrupt our ongoing business and divert our management’s attention. In addition, we may be required to reduce the carrying amount on our balance sheet of any acquired intangible assets; this reduction would adversely affect our financial results in the period in which it occurs. We are currently in a dispute with Avesair, Inc., a company whose assets we acquired, with respect to additional consideration that Avesair claims should be paid relating to certain performance-based targets.

Risks Related to Our Industry

If the online market for wireless services and devices does not gain widespread acceptance, our business would suffer.

Our success will depend in part on our ability to attract consumers who have historically purchased wireless services and devices through traditional retail stores. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our products more competitively than we currently anticipate in order to attract additional online consumers and sell wireless services and devices to more customers. Specific factors that could deter consumers from purchasing wireless services and devices from us include:

•	concerns about buying wireless devices without a face-to-face interaction with sales personnel and the ability to physically handle and examine the devices;

•	pricing that does not meet their expectations;

•	concerns about the security of online transactions and the privacy of personal information;

•	delivery time associated with Internet orders;

•	delayed shipments or shipments of incorrect or damaged products;

•	inconvenience associated with returning or exchanging purchased items;

•	inability to maintain good standing with business rating services; and

•	possible disruptions, computer viruses or other damage to the Internet servers or to the consumers’ computers.

We may be exposed to risks associated with Internet credit card fraud and identity theft that could cause us to incur unexpected expenditures and loss of revenues.

Under current credit card practices, a merchant is liable for fraudulent credit card transactions when, as is the case with the transactions we process, that merchant does not obtain a cardholder’s signature. Any failure to prevent fraudulent credit card transactions would adversely affect our business and our revenues. We do not currently carry insurance to protect us against this risk. We do not receive any revenues from fraudulently placed orders. We bear the risk of future losses as a result of orders placed with fraudulent credit card data or fraudulent identity information, even though the associated financial institution approved payment of the orders.

Our net sales may be negatively affected if we are required to charge taxes on purchases.

We are not required to collect or are not subject to sales or other taxes related to the products we sell, except for certain corporate level taxes and sales taxes with respect to purchases by customers located in a limited number of states. However, one or more states or foreign countries may seek to impose sales or other tax collection obligations on us in the future. A successful assertion by one or more states or foreign countries that we should be collecting sales or other taxes on the sale of our products could result in substantial tax liabilities for past sales, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers or otherwise substantially harm our business and results of operations.

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet where the seller does not otherwise have a physical presence in the state. However, implementation of the restrictions imposed by these Supreme Court decisions is subject to interpretation by state and local taxing authorities. While we believe that these Supreme Court decisions currently restrict state and local taxing authorities from outside the states where we have an office, distribution facility or personnel from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, other taxing authorities could disagree with our interpretation of these decisions. Moreover, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any state or local taxing jurisdiction were to disagree with our interpretation of the Supreme Court’s current position regarding state and local taxation of Internet sales, or if any of these initiatives were to address the Supreme Court’s constitutional concerns and result in a reversal of its current position, we could be required to collect sales and use taxes from purchasers located in states other than states where we have an office, distribution facility or personnel. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future revenues.

Government regulation of the Internet and e-commerce is evolving and unfavorable changes could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce. Laws or regulations may be enacted that prohibit use of mass emails or similar marketing activities. We may not be able to support the marketing of our products and services by mass email or other online means if such activities are adverse to our business. Even if no relevant law or regulation is enacted, we may discontinue use or support of these activities if we become concerned that customers deem them intrusive or they otherwise adversely affect our goodwill. Unfavorable resolution of these issues may substantially harm our business and results of operations.

The wireless services industry has experienced a decline in new subscriber growth rate.

The wireless services industry has faced an increasing number of challenges, including a slowdown in new subscriber growth. According to The Yankee Group, an independent research firm, the wireless subscriber market in the United States has grown an average of almost 18% per year from 1998 through 2004. The Yankee Group forecasts this growth rate will fall to an average of almost 5% per year through 2008. If the wireless services industry experiences a decline in subscribers, our business may suffer.

We may be unable to effectively market our wireless services if wireless carriers do not deliver acceptable wireless networks and service plans, which would cause our revenues to decline.

The success of our business depends on the capacity, affordability and reliability of wireless voice and data access provided by wireless carriers. Growth in demand for wireless voice and data services may be limited if wireless carriers fail to maintain sufficient capacity to meet demand for these services, delay the expansion of their wireless networks and services, fail to offer and maintain reliable wireless network services or fail to market their services effectively. We also depend on wireless carriers to provide credit verification and approval to activate wireless service for customers. If wireless carriers are unable to verify credit information in a timely manner, we may lose marketers and customers.

Our business depends on the continued development of the Internet.

Growth in our business will depend, in part, on the continued growth and development of the Internet. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. The Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continues to increase, or if existing or future Internet users access the Internet more often or increase their bandwidth requirements. In addition, the performance of the Internet may be harmed by “viruses,” “worms,” and similar programs. The backbone computers of the Internet have been the targets of such programs. The Internet has, from time to time, experienced outages and delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. Outages and delays could reduce the level of Internet usage as well as the level of traffic and the subscriber and other transactions on our own branded and privately-labeled websites.

Use of wireless devices may pose health risks or cause injuries, which could increase our exposure to litigation and result in increased operating expenses.

Radio frequency emissions from wireless devices may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. In addition, there have been recent reports that people have been injured by explosions of refurbished batteries in wireless devices. The actual or perceived risk of radio frequency emissions from wireless devices or the potential for battery explosions or other injuries could adversely affect our business through a decline in sales of wireless services, a reduction in subscriber usage for our MVNO services and increased exposure to potential litigation.

We may be subject to potential litigation relating to the use by our customers of wireless devices while driving, which could result in additional operating expense and negatively impact our results of operation.

Some studies have indicated that the use of wireless devices while driving may impair drivers’ attention in certain circumstances, making accidents more likely. These concerns could lead to potential litigation relating to accidents, deaths or serious bodily injuries or to new restrictions or regulations on wireless devices use, any of which could also result in a decline in our activation of wireless services, a reduction in subscriber usage for our MVNO services and increased exposure to potential litigation.

Other Risks

The market price of our common stock has been and will likely continue to be subject to fluctuation.

Prior to November 2004, there was no public market for our common stock. We cannot predict the extent to which investor interest will lead to the development of an active and liquid trading market in our common stock. The initial public offering price of our common stock was $19.00 per share. Since our initial public offering through February 28, 2005, the closing price of our common stock has been as high as $28.52 and as low as $22.52 per share.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

•	quarterly and seasonal variations in operating results;

•	changes in financial estimates and ratings by securities analysts;

•	announcements by us or our competitors of new product and service offerings, significant contracts, acquisitions or strategic relationships;

•	publicity about our company, our products and services, our competitors or e-commerce in general;

•	additions or departures of key personnel;

•	any future sales of our common stock or other securities; and

•	stock market price and fluctuations in trading volume of publicly-traded companies in general and Internet-related companies and specialty retailers in particular.

The trading prices of Internet-related companies and e-commerce companies have been especially volatile. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation in the future. Securities litigation could result in significant costs and divert management’s attention and resources, which could substantially harm our business and results of operations.

If securities or industry analysts do not continue to publish research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, interest in the purchase of our stock could decrease, which could cause our stock price or trading volume to decline.

Future sales of our common stock could depress the market price of our common stock.

Sales of substantial amounts of our stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our stock. Substantially all of the stockholders who held our common stock or preferred stock prior to our initial public offering are subject to a 180-day “lock-up” period. Following the expiration of the 180-day “lock-up” period, the holders of those shares will generally be entitled to dispose of those shares, subject to applicable securities laws. Moreover, the underwriters of our initial public offering may, in their sole discretion and at any time without notice, release holders from the sale restrictions on their shares. In addition to the adverse effect a price decline could have on holders of our common stock, such a decline could impede our ability to raise capital or to make acquisitions through the issuance of additional shares of our common stock or other equity securities.

Our executive officers and directors hold a substantial portion of our stock and will be able to exercise significant influence over matters requiring stockholder approval, which will likely limit your ability to influence corporate matters.

Our executive officers and directors control a significant percentage of our common stock. Specifically, David A. Steinberg, the chairman of our board of directors and our chief executive officer, controls 6,266,175 shares of our common stock, representing 19.1% of our common stock. In addition, our executive officers and directors as a group control 52.5% of our common stock. As a result, if these officers and directors act together, they will be able to exercise significant control over all matters requiring stockholder approval, including the determination of the composition of the board of directors, and may be able to exercise significant influence on fundamental corporate transactions. These stockholders may have interests that are different from yours. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Changes in accounting standards relating to stock-based compensation will negatively affect our reported results of operations.

We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the deemed fair value of our common stock at the date of grant and the number of shares subject to the option, the vesting schedule and the exercise price are fixed. However, under recently announced accounting standards, we expect to change our accounting policy on July 1, 2005 so as to record the fair value of stock options as an expense. We currently account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25, and related interpretations. Under APB 25, compensation expense is recognized for the difference between the fair value of our stock on the date of grant and the exercise price. We have elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, or SFAS No. 123. Had compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant under SFAS No. 123, our net loss would have been as set forth in Note 2(q) to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

We are not required to report the effectiveness of the internal controls over financial reporting of our business until our annual report on Form 10-K for the year ended December 31, 2005.

Section 404 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder require issuer annual reports to contain a report of management’s assessment of the effectiveness of internal controls over financial reporting and an attestation of the issuer’s independent registered public accounting firm as to that management report. Our first management internal controls report, as well as our first auditor attestation of that report, will be required to be included commencing with our annual report on Form 10-K for the fiscal year ending December 31, 2005. The evaluation of our systems and the documentation of such systems that we will need to comply with Section 404 will be both costly and time-consuming. In addition, if we are unable to conclude that our internal controls over financial reporting is effective as of December 31, 2005 (or if our auditors are unable to attest that our management’s report are fairly stated or they are unable to express an opinion on our management’s assessment or on the effectiveness of the internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could, in turn, have an adverse effect on our stock price.

If our involvement in an Inc. Magazine article about us were held to be in violation of the Securities Act of 1933, we could be required to repurchase securities sold in our initial public offering.

Information about us was published in an October 2004 article in Inc. Magazine listing the 2004 Inc. 500. The article, which appeared prior to our November 2004 initial public offering, included certain information and statements that were inaccurate or may have been misleading. We provided certain information to Inc. Magazine and our chief executive officer and vice chairman of our board of directors were briefly interviewed. We do not believe that our involvement in the Inc. Magazine article constituted a violation of Section 5 of the Securities Act of 1933. However, if our involvement were held by a court to be in violation of the Securities Act of 1933, we could be required to repurchase the shares sold to purchasers in our initial public offering at the original purchase price, plus statutory interest from the date of purchase, for a period of one year following the date of the violation. In the event that we were required to repurchase shares our cash position would be reduced by the amount originally paid for the shares plus interest. There can be no assurance that we would have sufficient cash available to meet such obligation as well as our continuing operating requirements or that, if additional financing were required, that such financing could be obtained on terms acceptable to us, if at all. We would contest vigorously any claim that a violation of the Securities Act occurred.

Anti-takeover provisions and other restrictions in our certificate of incorporation, bylaws and applicable law might discourage, delay or prevent a change of control of our company or changes in our management that our stockholders might find desirable.

Our certificate of incorporation and bylaws provide for, among other things:

•	a classified board of directors;

•	restrictions on the ability of our stockholders to call special meetings of stockholders;

•	restrictions on the ability of our stockholders to act by written consent;

•	restrictions on the ability of our stockholders to remove any director or the entire board of directors without cause;

•	restrictions on the ability of our stockholders to fill a vacancy on the board of directors; and

•	advance notice requirements for stockholder proposals.

These provisions may have the effect of delaying or preventing an acquisition of us or changes in our management, even if stockholders of our company deem such changes to be advantageous.

In addition, our board of directors is permitted to authorize the issuance of undesignated capital stock without any vote or further action by the stockholders.

Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. These provisions and other provisions of the Delaware General Corporation Law applicable to us may restrain large stockholders, in particular those owning 15% or more of our outstanding voting stock, from consummating a merger or business combination with us without the approval of the board of directors, even if doing so would benefit our stockholders.

ITEM 2.	PROPERTIES

Our principal offices are located in Washington, D.C., where we lease 15,780 square feet of office space under a lease that expires in November 2008. Our technology and operations centers are located in Largo, Maryland, where we lease approximately 47,350 square feet under a lease that expires in September 2009; Long Island City, New York, where we lease approximately 16,000 square feet under a lease that expires in January 2006; and Reston, Virginia, where we lease approximately 11,384 square feet under a lease that expires in January 2008. In addition, we have offices in Atlanta, Georgia and Cary, North Carolina. We believe that our facilities are suitable and adequate to meet our current needs.

ITEM 3.	LEGAL PROCEEDINGS

On August 5, 2004, Avesair, Inc., one of the companies the assets of which we acquired, filed suit against us demanding, among other matters, that we issue to Avesair shares of our common stock valued at approximately $4 million as of March 31, 2004. The stock demanded by Avesair represents the maximum value of shares that they could have earned for achieving certain performance-based targets under the asset purchase agreement. We believe the performance-based targets were not achieved and intend to vigorously contest this matter. However, any adverse resolution of this matter could have a material adverse impact on our financial results and would result in dilution to our stockholders.

From time to time we are party to other disputes or legal proceedings. We do not believe that any of the pending proceedings are likely to have a material adverse effect on our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on The Nasdaq National Market under the symbol “INPC” since November 16, 2004. Prior to that time, there was no public market for our common stock. From November 16, 2004 until February 28, 2005, the closing price of our common stock as quoted by Nasdaq was as high as $28.52 and as low as $22.52 per share. As of December 31, 2004, there were approximately 144 holders of record of our common stock.

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. The declaration and payment of any dividends in the future will be determined by our board of directors, in its discretion, and will depend on a number of factors, including our earnings, capital requirements and overall financial condition. In addition, our ability to declare and pay dividends is substantially restricted under our secured credit facility.

On November 15, 2004, the Securities and Exchange Commission declared effective our Registration Statements on Form S-1 (File Nos. 333-116420 and 333-120526) filed under the Securities Act of 1933, as amended, in connection with the initial public offering of our common stock. On November 19, 2004, we completed our initial public offering and sold 6,500,000 shares of our common stock at a price of $19.00 per share. In addition, certain of our selling stockholders sold 1,000,000 shares of our common stock in the initial public offering at the same price per share. The underwriters in the initial public offering were Deutsche Bank Securities, Inc., J.P. Morgan Securities Inc., Thomas Weisel Partners LLC, Friedman, Billings, Ramsey & Co., Inc., Allen & Company LLC and Pacific Crest Securities.

On November 16, 2004, the underwriters exercised their option, granted under the terms of the Underwriting Agreement entered into with us and certain of our selling stockholders in connection with the initial public offering, to purchase from the selling stockholders an additional 1,125,000 shares of our common stock, solely to cover over-allotments. This transaction was completed on November 19, 2004.

The sale of shares of our common stock resulted in aggregate gross proceeds to us of approximately $123.5 million, approximately $8.7 million of which we applied to underwriting discounts and commissions and approximately $4.0 million of which we applied to related costs. As a result, we received approximately $110.8 million of the offering proceeds.

We used approximately $10.5 million of the net proceeds from the initial public offering to repay existing debt, approximately $9.8 million to pay accrued and unpaid dividends on our preferred stock and will continue to use the remainder for working capital and other general corporate purposes, including potential acquisitions.

In 2004, we issued the following securities that were not registered under the Securities Act of 1933, as amended:

•	Between January 1, 2004 and December 31, 2004, we issued 283,457 shares of our common stock pursuant to the exercise of stock options at exercise prices from $0.02 to $14.04.

•	In April 2004, we issued a warrant to purchase 21,667 shares of our common stock to one of our marketers at an exercise price of $0.03 per share.

•	Between January 1, 2004 and July 21, 2004, we granted options exercisable for 2,929,603 and 318,153 shares of our common stock at an exercise price of $5.88 per share and $2.31 per share, respectively.

•

In July 2004, we issued a warrant to purchase 3,334 shares of our common stock to one of our marketers at an exercise price of the greater of (i) $48.00 per share or (ii) the price of our common stock at the close of the first day of trading of our common stock on the open market and a warrant to purchase 14,334 shares of our common stock to one of our marketers at an exercise price of $5.88 per share.

•	Between September 20, 2004 and October 26, 2004, we granted to employees options exercisable for 222,402 shares of our common stock at an exercise price of $16.00 per share, options exercisable for 165,000 shares of our common stock at an exercise price of $10.00 per share and options exercisable for 106,833 shares of our common stock at an exercise price of $5.88 per share.

•	Immediately prior to the closing of our initial public offering on November 19, 2004, we issued 267,417 shares of our common stock pursuant to warrants that were exercised at a price of $0.03 per share.

All of the above-described issuances were exempt from registration (1) pursuant to Section 4(2) of the Securities Act, or Regulation D or Rule 144A promulgated thereunder, as transactions not involving a public offering, (2) pursuant to Rule 701 promulgated under the Securities Act or (3) as transactions not involving a sale of securities. With respect to each transaction listed above, no general solicitation was made by either us or any person acting on our behalf, the securities sold are subject to transfer restrictions and the certificates for the shares contained an appropriate legend stating such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. No underwriters were involved in connection with the sales of securities referred to above.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth certain of our historical consolidated financial data as of and for the years ended December 31, 2000, 2001, 2002, 2003 and 2004. The statement of operations data set forth below for each of the three years in the period ended December 31, 2004 and the balance sheet data as of December 31, 2003 and 2004, are derived from, and qualified by reference to, our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data set forth below for the years ended December 31, 2000 and 2001 and the balance sheet data as of December 31, 2000, 2001 and 2002 are derived from audited financial statements not included in this Annual Report on Form 10-K. You should read the following selected consolidated financial information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share and share amounts)
Consolidated Statements of Operations Data
Revenues:
Activations and services	$344	$9,065	$51,889	$119,091	$165,401
Equipment	155	4,019	11,119	17,045	38,799

Total revenues	499	13,084	63,008	136,136	204,200
Cost of revenues, excluding depreciation and amortization:
Activations and services	—	3,118	8,367	21,203	24,338
Equipment	504	6,966	31,026	55,310	91,566

Total cost of revenues	504	10,084	39,393	76,513	115,904
Operating expenses:
General and administrative-excluding depreciation and amortization	5,487	14,604	28,583	40,259	43,795
Sales and marketing-excluding depreciation and amortization	3,303	5,023	17,678	30,600	47,527
Depreciation and amortization	60	487	2,600	5,434	6,444
Loss on investment	—	—	—	—	150
Impairment of goodwill and intangibles	—	—	3,315	2,431	—

Total operating expenses	8,850	20,114	52,176	78,724	97,916

Loss from operations	(8,855)	(17,114)	(28,561)	(19,101)	(9,620)
Other income (expense)
Interest income	116	155	289	287	536
Interest expense	(94)	(300)	(737)	(1,408)	(1,155)

Total other income (expense)	22	(145)	(448)	(1,121)	(619)

Net loss	$(8,833)	$(17,259)	$(29,009)	$(20,222)	$(10,239)

Net loss attributable to common stockholders	$(9,471)	$(19,308)	$(37,057)	$(27,531)	$(32,288)

Basic and diluted net loss per share	$(1.25)	$(2.42)	$(3.56)	$(2.46)	$(2.29)
Basic and diluted weighted average shares outstanding	7,559,667	7,969,070	10,406,584	11,204,791	14,074,505
Consolidated Balance Sheet Data
Cash and cash equivalents	$2,524	$13,936	$12,626	$29,048	$100,986
Working capital (deficit)(1)	(611)	872	(14,751)	(2,425)	93,284
Total assets	3,800	28,921	40,320	63,540	163,789
Total debt, excluding capital leases	952	3,619	6,670	6,879	—
Total long-term debt, excluding capital leases	—	2,213	6,276	2,804	—
Redeemable preferred stock	8,812	25,498	36,297	67,794	—
Non-redeemable preferred stock	500	1,188	3,325	5,209	—
Common stock	58	90	106	115	324
Total stockholders’ equity (deficit)	(8,609)	(21,349)	(40,006)	(55,431)	112,102

(1) Working capital (deficit) consists of total current assets, including cash and equivalents, less current liabilities

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this annual report on Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this annual report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a leading online seller of wireless services and devices based on the number of activations of wireless services sold online in the United States. We sell these services and devices to consumers through websites that we create and manage for online businesses, member-based organizations and associations and national retailers, whom we refer to collectively as marketers. We also sell services and devices through our own branded websites, including Wirefly.com. We also provide wireless services for consumers through wireless airtime service that we purchase wholesale from Sprint. We provide such services as a mobile virtual network operator, or MVNO, under our Liberty Wireless brand. We also offer marketers the ability to sell wireless services or MVNO services to their customers under their own brands using the same e-commerce platform, operational infrastructure and wholesale wireless airtime that we purchase. Additionally, we leverage the relationships we have established with customers through the sale of wireless services from carriers, as well as our MVNO service, to sell a variety of wireless data services. We have developed a proprietary e-commerce platform that integrates merchandising, provisioning, procurement, customer care and billing into a single system for the online sale of wireless services and devices.

In recent years, use of wireless communication services has grown significantly in the United States fueled by enhanced convenience, mobility and affordability. Notwithstanding this growth, wireless carriers are facing increasing competition, excess network capacity as well as new challenges resulting from wireless local number portability. To combat these challenges, wireless carriers are turning to the Internet as a cost-effective and growing channel to acquire new customers, allowing them to boost profitability and increase their return on investment. For consumers, the Internet represents a convenient way to purchase wireless services and devices at a lower cost. In addition to the growth in traditional post-paid services, the wireless services industry has recently seen growth in pre-paid and other non-post-paid service plans. Furthermore, the wireless services industry is experiencing the emergence of MVNO service models, through which third parties are able to market and sell wireless service plans without having to own and operate the underlying wireless network.

We measure success based on our financial results as well as various non-financial measures. Among the key financial factors upon which management focuses in reviewing performance are growth in revenues, gross profit margin and operating income. We believe that our online business model allows us to maintain a lower cost structure than traditional wireless retail stores, allowing us to pass these savings onto our customers. Our financial results, including our revenues, cost of revenues and operating income can, and do, vary significantly from quarter-to-quarter as a result of a number of factors, many of which are beyond our control. These factors include the seasonality of our revenues, economic conditions specific to the Internet and online commerce and wireless services industries, our ability to attract visitors to our websites, changes in wireless carrier commission and bonus structures, the timing of recognition of bonuses paid to us by wireless carriers and our competitors’ pricing and marketing strategies.

Among the key non-financial measures of our success are customer feedback and customer satisfaction ratings compiled by third parties. We believe that maintaining high overall customer satisfaction is critical to our ongoing efforts to promote the use of the private-labeled websites that we create and manage for our marketers, as well as our own branded websites, and to improve our operating results. We actively solicit customer feedback on our website functionality as well as the entire purchase experience. To maintain a high level of performance by our customer service representatives, we also undertake an ongoing customer feedback process. If we are unable to meet customer expectations with respect to price or do not successfully expand our product lines or otherwise fail to maintain high overall customer satisfaction, our business and results of operations would be harmed.

Our revenues include commissions, bonuses and other payments we receive from wireless carriers in connection with the activation of customers on their networks, as well as payments from customers for wireless services and devices. For 2003, total revenues and net loss were $136.1 million and $20.2 million, respectively. For 2004, total revenues and net loss were $204.2 million and $10.2 million, respectively. Revenues from our top three wireless carriers represented 49% and 50% of our total revenues for 2003 and 2004, respectively. During our limited history of operations, we have incurred significant losses and had negative cash flow from operations. As of December 31, 2004, we had an accumulated deficit of $126.5 million and a total stockholders’ equity of $112.1 million. We are depending upon our ability to continue to increase our revenues at a faster pace than our operating expenses in order to reduce our net loss or achieve profitability in the future. The industry trends that affect our business are the growth of the Internet, as well as activations of wireless services and MVNO services.

Since we began operations in 1999, we have grown our business, expanded our services and broadened our customer base through internal growth and acquisitions. Since 2002, we have completed four significant acquisitions. We expect to continue to be opportunistic in our acquisition of strategic assets as we seek to build our business. In evaluating potential acquisitions, we must assess our expectations regarding the impact of a transaction on our revenues and net income, among many other factors. We cannot assure that acquisitions that we have completed in the past, or any acquisitions that we may complete in the future will have a positive impact on our revenues, net income or the valuation of our common stock.

One of our key goals is to reduce the costs of our operations. As part of those efforts, we have entered into agreements to outsource portions of our customer support activities to the Philippines, Canada and India. In addition, we have further reduced costs associated with our customer service operations by deploying an advanced interactive voice response system and developing web-based customer care services and tools.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and related notes, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our consolidated financial statements and the related notes requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because this can vary in each situation, actual results may differ from the estimates under different assumptions and conditions. The most significant of these estimates include:

•	Revenue recognition;

•	Cost of revenues;

•	Inventory valuation;

•	Stock-based compensation;

•	Goodwill and intangible assets;

•	Long-lived assets; and Income taxes.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

Activations and Services Revenues

We provide activation and other services in connection with the wireless activation and services segment, MVNO services segment and data services segment.

Wireless Activation and Services. In our wireless activation and services segment, we generate revenues from wireless carriers who pay us commissions, as well as volume and performance-based bonuses for activating wireless services on their networks. We may also charge for devices, shipping and handling.

We recognize commissions from wireless carriers upon shipment of activated devices to the customer. Our revenues are reduced for estimated deactivations of the wireless services by customers prior to the expiration of a time period that ranges from 120 to 210 days from the date of activation, depending on the wireless carrier. We estimate deactivations based on historical experience, which we have developed based on our experience with carriers, customer behavior and sources of customers, among other things, allowing us to accrue estimates with a greater degree of certainty. Any increase or decrease in the deactivation amount will cause a corresponding dollar-for-dollar increase or decrease in revenues. Any decrease in revenues resulting from an increase in deactivations would be offset, in part, by returns of wireless devices. Those new channels for which we have insufficient historical data to adequately estimate deactivation experience will be deferred through the expiration period for a period of 24 months, until such time that we can accurately estimate the deactivation experience for the new channel.

Prior to the fourth quarter of 2003, the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB No. 101, required us to defer 100% of our revenues from carriers until the expiration of any applicable commission chargeback period, which typically ranges from 120 to 210 days depending on the wireless carrier. SAB No. 101 permitted us to recognize these deferred revenues once we had sufficient historical evidence to accurately estimate and reserve for future deactivations, which historical evidence we obtained by the fourth quarter of 2003. As a result, in the three months ended December 31, 2003, we recorded the cumulative revenues previously deferred and provided a reserve for future deactivations based on historical experience.

We recorded approximately $17.3 million in cumulative revenues previously deferred during the three months ended December 31, 2003 when we changed our accounting policy for commission revenue to the accrual methodology. After this change in methodology, we recorded deactivation rates of 37.1% for the three-month period ended December 31, 2003. As of the most recent year ended December 31, 2004, our estimated average deactivation rate was 29.2% of gross carrier commission revenue for that period. Any increase or decrease in the actual deactivation experience will cause a corresponding dollar-for-dollar increase or decrease in revenue. As an example, the impact of a 1% change in the deactivation rate applied to the quarter ended December 31, 2004 would have an increase or decrease in revenue of $470,000. We will continue to monitor our deactivation experience on a quarterly basis. Should we determine that we cannot accurately predict future deactivation experience, we will be required to defer 100% of our carrier commissions revenue until the expiration of the appropriate charge-back period.

As of the most recent quarter ended December 31, 2004, our handset returns rate was 11.1% of handset revenue. We recorded handset return rates of 24.5%, 15.2% and 11.2% for 2002, 2003 and 2004, respectively. Any increase or decrease in the actual handset return experience will cause a corresponding dollar-for-dollar decrease or increase in revenue. The impact of a 1% change in the handset returns rate applied to the quarter ended December 31, 2004 would be an increase or decrease in revenue of $87,500.

Some wireless carriers pay us bonuses for meeting specified volumes of activations, and/or achieving certain performance measurements such as customer base attrition. We bill the carriers for these bonuses on a monthly basis, and the carriers typically pay us in advance of the bonuses being fully earned. We record these bonuses as deferred revenue at the time of billing until they are earned. In the case of bonuses based upon other performance measurements, we recognize revenues during the course of the year as we meet the specified performance measurement. For 2002, 2003 and 2004, we deferred 100% of the revenues related to annual volume-based bonuses during the first quarter of each year. This resulted in the recognition of a disproportionate amount of volume bonuses during the second, third and fourth quarters of 2002, 2003 and 2004. In 2004, we recognized $8.0 million in annual volume bonuses.

MVNO Services. In our MVNO services segment, we sell wireless services under our Liberty Wireless brand. We generate revenues from our customers for monthly recurring usage of wireless airtime minutes and optional features, including voicemail and text messaging. In addition, we bill customers for airtime usage in excess of the monthly minutes included in each customer’s monthly service plan. MVNO services revenues also include non-recurring activation service charges to customers to the extent not allocated to wireless device revenues, which is included in equipment revenues. Our MVNO services are provided on a month-to-month basis and are generally paid in advance.

Revenues from MVNO services are recognized in the month that the services are provided. Amounts paid in advance are recorded as deferred revenue until the services are provided.

Beginning July 1, 2003, we adopted the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-21 for sales arrangements with multiple deliverables with respect to our MVNO services. As a result, we are required to account for the sale of a device separately from the provision of services to the customer. We defer the portion of the fee attributable to the provision of services, and recognize these deferred fees and costs on a straight-line basis over the term of the services. We use the residual value method in allocating revenues between service revenues and device sales.

In some indirect distribution arrangements, the fee attributable to the provision of services exceeds the total consideration received. In these circumstances, the entire fee is deferred and recognized on a straight- line basis over the term of service when the customer activates the service.

We offer marketers the ability to sell wireless services or MVNO services to their customers under their own brands using our e-commerce platform and operational infrastructure and wholesale wireless airtime that we purchase. We receive fees for production of the network platform, as well as for operational support services. Prepaid fees are deferred until all revenue criteria have been satisfied. As of December 31, 2004, we have not recognized any revenues or cost of revenues related to these MVNO services.

Data Services. We sell data services, including a service that allows customers to access email, voicemail, facsimiles, contacts and personal calendar information through a website or a telephone; wireless email; and mobile marketing services. Our unified communications services allow carriers and us to provide customers with the ability to organize personal communications by providing access to e-mail, voicemail, faxes, contacts, scheduling, calendar and conference calling functionality through a website or telephone. Our mobile marketing services allow carriers and us to deliver wireless advertising and subscription-based content services to the wireless devices of customers to strengthen both marketing efforts and brand awareness.

Revenues for data services are recognized when the services are performed.

Equipment Revenues

We sell wireless devices and accessories in connection with our wireless activation and services and MVNO services segments. This equipment is also sold to indirect retailers to facilitate distribution to our MVNO services customers.

Revenues from the sale of devices and accessories are recognized at the time of sale. The revenues from wireless devices sold to indirect retailers are recognized when the wireless devices are sold to the indirect retailers. Customers have the right to return devices within a specific period of time or usage, whichever occurs first. We provide an allowance for estimated returns on devices based on historical experience. Return rights of indirect retailers for wireless devices are limited to warranty claims, which are generally covered by the device manufacturers’ original warranty. SAB No. 101 also required that we defer, during our first two years of operations, the revenues for purchases of wireless devices, including accessories and shipping, until the expiration of the return period, which was generally 30 days. In connection with wireless activations, we sell the customer the wireless devices at a significant discount, which may be in the form of a rebate. Rebates are recorded as a reduction of revenues. We recognize net revenues based on our historical experience of rebates claimed. Future experience could vary based upon rates of consumers redeeming rebates.

Cost of Revenues

The major components of our cost of revenues, excluding depreciation and amortization, are:

Activations and Services. Cost of activations and services revenues includes the amounts paid to Sprint for airtime for our MVNO segment and amounts paid to providers of telecommunications and data center services for our data services segment. Amounts paid to wireless carriers for airtime, overage and activations are recognized when the services are performed.

Equipment. We purchase wireless devices and accessories from wireless carriers, device manufacturers and third-party vendors to sell to our customers and indirect retailers in connection with our wireless activation and services and MVNO services segments. We sell these wireless devices and accessories at a price below our cost to encourage the sale and use of our services. We do not manufacture any of this equipment.

Costs from the sale of wireless devices and accessories sold directly to customers are recognized at the time of sale. Cost of wireless devices and accessories sold to indirect retailers are recognized when they are shipped to the indirect retailers.

Inventory Valuation

Our inventory consists primarily of wireless devices. The carrying value of inventory is stated at the lower of cost and market value. Cost is determined using a method which approximates the first-in-first-out accounting method. We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value or replacement cost based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required. Historically, we have not experienced significant write-offs, with the exception of returned, unmarketable inventory.

Stock-based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and comply with the disclosure provisions of Statement of Financial Accounting Standard, or SFAS, No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure, Amendment to SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the stock and the exercise price of the option. We account for stock and stock options issued to non-employees in accordance with the provisions of EITF Consensus on Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services. Compensation and services expense are recognized over the vesting period of the options or the periods the related services are rendered, as appropriate. Our stock-based compensation also includes charges relating to warrants and options granted to vendors and non-employees. To the extent the exercise of these warrants and options are contingent upon performance, total compensation expense will fluctuate with our stock price. As discussed more fully in note 2(u) of the notes to our consolidated financial statements, as a result of the issuance of SFAS No. 123(R) in December 2004, we expect to begin to expense the fair value of our options in the third quarter of 2005. The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants.

We recorded approximately $2.0 million in compensation expense related to the cashless exercise of approximately 1,250,000 stock options by certain employees in connection with the sale of Series E preferred stock. At our discretion, the cashless exercise was permitted in this unique circumstance resulting in the application of variable accounting to the transaction in accordance with Financial Accounting Standards Board Interpretation No. 44 for the options being exercised.

Goodwill and Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under this standard, goodwill and intangible assets deemed to have indefinite lives are not amortized and are subject to annual impairment tests. We have elected to perform the impairment test annually as of December 31 of each year. An interim goodwill impairment test is performed if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation based upon a determination of fair value.

For purposes of performing our annual SFAS No. 142 analysis, we identify our reporting units either at the segment level or one level below the segment, depending on the segment. For the wireless activation segment and the MVNO segment, we evaluate goodwill for impairment at the segment level. For the data services segment, we evaluate goodwill for impairment at one level below the segment. Goodwill at this level is primarily attributable to the Avesair acquisition. We determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to these reporting units as of December 31, 2004. We determined the estimated fair value of each reporting unit and compared it to the carrying amount of the reporting unit. As a result of this comparison, no indication that the reporting units’ fair values were less than their carrying values was noted. In the future, to the extent the carrying amount of a reporting unit exceeds the fair value of such reporting unit, an indication would exist that such reporting unit’s goodwill may be impaired, and we would be required to perform the second step of the impairment test. In the second step, we must determine the implied fair value of the reporting unit goodwill and compare this implied fair value to the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of the analysis. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Long-lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including property and equipment, capitalized software development costs and identifiable intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of our long-lived assets, we evaluate the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the long-lived assets including intangibles. If we determine that the assets are impaired, the assets are written down to their fair value.

For purposes of measuring and recognizing impairment of long-lived assets, we assess whether separate cash flows can be attributed to the individual asset. We group our long-lived assets by business unit where separately identifiable cash flows are available. In the event that long-lived assets, including intangibles are abandoned or otherwise disposed of, we recognize an impairment charge upon disposition. For our customer relationship intangible assets, we measure and recognize impairment upon the termination or loss of a customer that results in a loss of revenue.

The calculation of fair value in accordance with SFAS Nos. 142 and 144 includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. Our estimates of anticipated future income and cash flows used in determining fair value could be reduced significantly in the future due to changes in technologies, regulation, available financing, competition or other circumstances. As a result, the carrying amount of our long- lived assets could be reduced through impairment charges in the future. Additionally, changes in estimated future cash flows could result in a shortening of estimated useful lives for long-lived assets including intangibles.

Income Taxes

To date, we do not have any income tax expense or benefit because we provide a full valuation allowance against our net deferred tax assets. We account for income taxes under the asset and liability method. We recognize tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as a component of net income in the period that includes the enactment date.

As of December 31, 2004, we had approximately $92.6 million of net operating loss carryforwards, which may be available to offset any future taxable income, subject to ownership change limitations. Net operating loss carryforwards may be used to offset up to 90% of our alternative minimum taxable income. Alternative minimum taxes are allowed as credit carryovers against regular tax in the future in the event that the regular tax exceeds alternative minimum tax expense. The net operating loss carryforwards will begin to expire in 2019. Certain of these net operating losses obtained through our acquisitions are not included in the components of the deferred tax assets, as the use of these losses will be significantly limited under Section 382 of the Internal Revenue Code.

Segment Overview

We manage our business through three reportable segments: wireless activation and services; MVNO services; and data services. Through our wireless activation and services segment, we sell and activate wireless services and devices through private-labeled websites that we create and manage for marketers as well through our own branded websites. The wireless carriers pay us commissions and bonuses for activating these wireless services. In our MVNO services segment, we operate as an MVNO, and market and sell to consumers our own branded wireless services based on wireless airtime minutes that we purchase wholesale from Sprint. We sell devices to consumers in connection with our wireless activation and services segment and our MVNO services segment. We provide subscribers with real-time wireless access to work and personal information, including email, calendar, corporate directories, personal contacts and documents in addition to wireless entertainment and content through our data services segment.

Under generally accepted accounting principles, the required presentation of our financial results is different from our reportable segments in certain respects. Our activations and services revenues and our cost of activations and services revenues include revenues and costs from each of our three segments: wireless activation and services segment; MVNO services segment and data services segment. Our equipment revenues and cost of equipment revenues includes equipment sold in connection with our wireless activation services and our MVNO services segment. The following is a discussion of our results of operations by reportable segment. A discussion of our results of operations by line item of our statement of operations follows the segment discussion.

For 2003, revenues from our wireless activation and services segment, MVNO services segment and our data services segment were $91.2 million, $36.1 million and $8.9 million, respectively and represented 67%, 26% and 7% of our total revenues, respectively. For 2004, revenues from our wireless activation and services segment, MVNO services segment and our data services segment were $147.5 million, $49.3 million and $7.3 million, respectively and represented 72%, 24% and 4% of our total revenues, respectively.

The following is a summary of our results of operations for our reportable segments for the three years ended December 31, 2002, 2003 and 2004:

	2002	2003	2004
	(in thousands)
Revenue:
Wireless activation and services	$49,166	$91,168	$147,527
MVNO services	5,621	36,060	49,332
Data services	8,221	8,908	7,341

Total revenues	$63,008	$136,136	$204,200

Cost of revenues, excluding depreciation and amortization:
Wireless activation and services	$30,129	$45,359	$83,061
MVNO services	3,427	27,222	31,078
Data services	5,837	3,932	1,765

Total cost of revenues	$39,393	$76,513	$115,904

Comparison of Years Ended December 31, 2004 and December 31, 2003 By Reportable Segment

Revenues

Total revenues increased 50% to $204.2 million for 2004 from $136.1 million for 2003. Revenues from the wireless activation and services segment increased 62% to $147.5 million for 2004, from $91.2 million for 2003. Prior to the year ended December 31, 2003 the provisions of SAB No. 101, Revenue Recognition in Financial Statements, required us to defer 100% of our revenues from carriers until the expiration of any applicable commission charge-back period, which typically ranges from 120 to 210 days depending on the wireless carrier. SAB No. 101 permitted us to recognize these deferred revenues once we had sufficient historical evidence to accurately estimate and reserve for future deactivations. Beginning in 2003, we obtained the evidence to accurately estimate and reserve for future deactivations. As a result, we recorded approximately $13.6 million in cumulative revenues previously deferred and provided a reserve for future deactivations based on historical experience. Revenues from the MVNO services segment increased 37% to $49.3 million for 2004, from $36.1 million for 2003. Revenues from the data services segment decreased 18% to $7.3 million for 2004, from $8.9 million for 2003. For 2004, revenues from our top three wireless carriers represented 50% of our total revenues. The majority of the increase in total revenues is attributable to increases in business volume, as a result of increased activations in the wireless activation and services segment and increased subscribers in the MVNO services segment, offset by a reduction in subscribers in the data services segment.

Wireless Activation and Services Segment

Our revenues from the wireless activation and services segment increased 62% to $147.5 million for 2004 from $91.2 million for 2003. The increase was primarily attributable to an increase in the number of activations. Gross carrier commissions for current period activations subject to charge-backs increased 50% to $146.5 million for 2004 from $97.7 million for 2003. Our revenues from equipment sales as part of our wireless activation and services segment increased due to an increased number of subscribers and a higher average sales price per device. Equipment revenues may vary from period to period based on our promotional efforts, which includes subsidizing the costs of the devices purchased by our customers. As described above, beginning in 2003, we obtained the historical evidence to estimate accurately future deactivations in accordance with SAB No. 101 and recorded approximately $13.6 million in cumulative revenues previously deferred and provided a reserve for future deactivations.

MVNO Services Segment

Our revenues from the MVNO services segment increased 37% to $49.3 million for 2004 from $36.1 million for 2003. The increase was primarily attributable to an increase in the number of subscribers to our Liberty Wireless service.

Data Services Segment

Our revenues from the data services segment decreased 18% to $7.3 million for 2004 from $8.9 million for 2003 due to a decrease in the number of subscribers to our data services.

Cost of Revenues

Total cost of revenues increased 51% to $115.9 million for 2004 from $76.5 million for 2003. Cost of revenues from the wireless activation and services segment increased 83% to $83.1 million for 2004, from $45.4 million for 2003. Cost of revenues from the MVNO services segment increased 14% to $31.1 million 2004, from $27.2 million for 2003. Cost of revenues from the data services segment decreased 55% to $1.8 million for 2004, from $3.9 million for 2003. The majority of the increase in total cost of revenues is attributable to increases in business volume, as a result of increased activations in the wireless activation and services segment and increased subscribers in the MVNO services segment, offset by a reduction in subscribers in the data services segment.

Wireless Activation and Services Segment

Our cost of revenues from the wireless activation and services segment increased 83% to $83.1 million for 2004 from $45.4 million for 2003. The increase was attributable to an increase in volume of activations and an increase in the average cost of the equipment. As a percentage of wireless activation and services revenues, cost of revenues increased from 50% for 2003 to 56% for 2004 due to the recognition of $13.6 million for cumulative revenues previously deferred, in accordance with SAB No. 101.

MVNO Services Segment

Our cost of revenues from the MVNO services segment increased 14% to $31.1 million for 2004 from $27.2 million for 2003. The increase was attributable to an increase in the number of subscribers to our Liberty Wireless service, which resulted in an increase in total usage of airtime. As a percentage of MVNO services revenues, cost of revenues decreased from 75% for 2003 to 63% for 2004 as we achieved a reduction in our average cost per minute by aligning our airtime costs with customer usage and obtaining volume discounts. We expect cost of revenues to increase as we continue to grow our subscriber base. However, we expect cost of revenues to decline as a percentage of revenues as we increase our usage and continue to achieve higher volume discounts.

Data Services Segment

Our cost of revenues from the data services segment decreased 55% to $1.8 million for 2004, from $3.9 million for 2003. The decrease is attributable to a decrease in the number of subscribers.

Comparison of Years Ended December 31, 2003 and December 31, 2002 By Reportable Segment

Revenues

Total revenues increased 116% to $136.1 million for 2003, from $63.0 million for 2002. The increase was principally attributable to increases in our wireless activation and services and our MVNO services segments. Revenues from the wireless activation and services segment increased 85% to $91.2 million for 2003 from $49.2 million for 2002. Of this amount, approximately $13.6 million related to the recognition of deferred revenues in accordance with the provisions of SAB No. 101 after we had sufficient historical evidence to accurately estimate and reserve for future deactivations. Revenues from the MVNO services segment increased 545% to $36.1 million for 2003, from $5.6 million for 2002. Revenues from the data services segment increased 9% to $8.9 million for 2003, from $8.2 million for 2002. For 2003, revenues from our top three wireless carriers represented 49% of our total revenues.

Wireless Activation and Services Segment

Our revenues from the wireless activation and services segment increased 85% to $91.2 million for 2003 from $49.2 million for 2002. The increase was primarily attributable to an increase in the number of activations. As described above, beginning in 2003, we obtained the historical evidence to accurately estimate future deactivations in accordance with SAB No. 101 and recorded approximately $13.6 million in cumulative revenues previously deferred and provided a reserve for future deactivations based on historical experience. Gross carrier commissions for current period activations subject to charge-backs increased 50% to $97.7 million for the year ended December 31, 2003 from $65.3 million for the year ended December 31, 2002.

MVNO Services Segment

Our revenues from the MVNO services segment increased 545% to $36.1 million for 2003 from $5.6 million for 2002. The increase was primarily attributable to increased revenues from our Liberty Wireless service which was launched in August 2002.

Data Services Segment

Our revenues from the data services segment increased 9% to $8.9 million for 2003 from $8.2 million for 2002. Data service revenues remained relatively constant with higher revenues per subscriber offsetting a decrease in the number of subscribers.

Cost of Revenues

Total cost of revenues increased 94% to $76.5 million for 2003 from $39.4 million for 2002. Cost of revenues from the wireless activation and services segment increased 51% to $45.4 million for 2003, from $30.1 million for 2002. Cost of revenues from the MVNO services segment increased 700% to $27.2 million for 2003, from $3.4 million for 2002. Cost of revenues from the data services segment decreased 33% to $3.9 million for 2003, from $5.8 million for 2002. The majority of the increase in total cost of revenues was attributable to increases in business volume, as a result of increased activations in the wireless activation and services segment and the MVNO services segment, due to the launch of Liberty Wireless in August 2002, offset by a reduction in subscribers in the data services segment.

Wireless Activation and Services

Our cost of revenues from the wireless activation and services segment increased 51% to $45.4 million for 2003 from $30.1 million for 2002. The increase was attributable to an increase in volume of activations and an increase in the average cost of the equipment. As a percentage of wireless activation and services revenues, cost of revenues decreased from 61% for 2002 to 50% for 2003 due to the sale of more advanced devices that we were able to sell for higher prices with lower subsidies.

MVNO Services Segment

Our cost of revenues from the MVNO services segment increased 700% to $27.2 million for 2003 from $3.4 million for 2002. The increase was primarily attributable to amounts paid for wireless airtime minutes and increased costs of equipment and shipping in connection with the increase in subscribers to our Liberty Wireless service, which was launched in August 2002.

Data Services Segment

Our cost of revenues from the data services segment decreased 33% to $3.9 million for 2003, from $5.8 million for 2002. The decrease in cost of revenues was attributable to a decrease in the number of subscribers.

Financial Statement Review

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Year Ended December 31,
	2002	2003	2004
Revenues:
Services	82%	87%	81%
Equipment	18	13	19

Total revenues	100	100	100
Cost of revenues:
Services	13	16	12
Equipment	50	40	45

Total cost of revenues	63	56	57

Operating expenses:
General and administrative	45	30	21
Sales and marketing	28	22	24
Depreciation and amortization	4	4	3
Loss on investment	0	0	0
Impairment of goodwill and intangibles	5	2	0

Total operating expenses	82	58	48

Operating loss	(45)	(14)	(5)

Other expense	(1)	(1)	(0)

Net loss	(46)%	(15)%	(5)%

Comparison of Years Ended December 31, 2004 and December 31, 2003 By Statement of Operations Line Item

Revenues

Total revenues increased 50% to $204.2 million for 2004 from $136.1 million for 2003. The majority of the increase is attributable to increases in business volume, as a result of increased activations in our wireless activation and services segment, and increased subscribers in our MVNO services segment, offset by a reduction in subscribers in our data services segment.

Activations and Services

Our activations and services revenues increased 39% to $165.4 million for 2004 from $119.1 million for 2003. The increase in revenues of $46.3 million is attributable to a $37.9 million and $9.9 million increase in revenues from our wireless activation and services and MVNO services segments, respectively, offset by a $1.5 million decrease in revenues from our data services segment.

Equipment

Our revenues from sales of equipment increased 128% to $38.8 million for 2004 from $17.0 million for 2003. The increase was attributable to a $18.4 million and $3.4 million increase in revenues from equipment sales in connection with our wireless activation and MVNO services segments, respectively, offset by a $60,000 decrease in revenues from equipment sales in connection with our data services segment.

Cost of Revenues

Total cost of revenues increased 52% to $115.9 million for 2004 from $76.5 million for 2003. The increase was attributable to a $3.1 million increase in cost of activations and services revenues and $36.3 million increase in cost of equipment revenues.

Activations and Services

Total cost of activations and services revenues increased 15% to $24.3 million for 2004 from $21.2 million for 2003. The change in cost of revenues of $3.1 million is attributable to a $5.2 million increase in amounts paid for wireless airtime minutes in connection with our increase in subscribers to our MVNO services subscribers, offset by a $2.1 decrease in costs of revenues related to the data services segment.

Equipment

Our cost of revenues from equipment sales increased 66% to $91.6 million for 2004 from $55.3 million for 2003. The increase was attributable to a $37.7 million increase in cost of revenues from equipment sales in connection with our wireless activation and services offset by a $1.4 million and a $54,000 decrease in cost of revenues in connection with our MVNO services and data services segment, respectively. As a percentage of equipment revenues, cost of revenues decreased from 324% for 2003 to 236% for 2004 due to the sale of more advanced devices that we were able to sell for higher prices with lower subsidies.

Operating Expenses

General and Administrative. Our general and administrative expenses increased 9% to $43.8 million for 2004 from $40.3 million for 2003. General and administrative expenses increased as a result of increased staffing in the MVNO and data services segment to support its growth, offset in part by the effects of automation of customer care services and outsourcing of call center operations and a decrease in bad debt expense which resulted from more robust collection efforts. We expect general and administrative expenses to continue to increase as we grow our business, however, we expect revenues to grow at a faster pace than general and administrative expenses.

Sales and Marketing. Our sales and marketing expenses increased 55% to $47.5 million for 2004 from $30.6 million for 2003. The increase reflects a change in marketing mix from email marketing to higher-cost Internet advertising as well as increased volume. We expect sales and marketing expenses to continue to increase as we grow our business, however, we expect revenues to grow at a faster pace than sales and marketing expenses.

Depreciation and Amortization. Our depreciation and amortization expenses increased 19% to $6.4 million for 2004 from $5.4 million for 2003. The increase resulted from the costs associated with developing new functionality, the launching of our Wirefly.com website, the development of our unified communications platform and acquisition-related amortization of intangibles.

Impairment of Goodwill and Intangibles. We had no impairment of goodwill and intangibles expenses for 2004. For 2003, we had $2.4 million in expense related to the write-off of intangible assets acquired in connection with our acquisition of GadgetSpace.

Loss on Investment. Our loss on investment was $150,000 for 2004. We had no loss on investment for 2003. This expense is due to the decline in market value of a publicly-traded company in which we hold warrants.

Net Loss. Net loss decreased 49% to $10.2 million for 2004 from $20.2 million for 2003. Given our increasing operating expenses, we are depending upon our ability to continue to increase our revenues at a faster pace in order to further reduce our net loss or achieve profitability in the future.

Comparison of Years Ended December 31, 2003 and December 31, 2002 By Statement of Operations Line Item

Revenues

Total revenues increased 116% to $136.1 million for 2003 from $63.0 million for 2002. The increase was principally attributable to increases in revenue in our MVNO and data services segments. Revenues from wireless activation and services segment increased 85% to $91.2 million for 2003, from $49.2 million for 2002. Revenues from MVNO services segment increased 545% to $36.1 million for 2003, from $5.6 million for 2002. Revenues from data services segment increased 9% to $8.9 million for 2003, from $8.2 million for 2002.

Activations and Services

Our activations and services revenues increased 129% to $119.1 million for 2003 from $51.9 million for 2002. The change in revenues was due to a $39.3 million, $27.0 million and $803,000 increase in activations and services revenues from our wireless activation, MVNO and data services segments, respectively. From October 1999 through September 30, 2003, the provisions of SAB No. 101 required us to defer 100% of our wireless activation and services revenues from carriers until the expiration of any applicable deactivation period, which typically ranges from 120 to 210 days depending on the wireless network carrier. This deferral resulted in a reduction in commission revenue. SAB No. 101 permitted us to recognize these deferred revenues once we had sufficient historical experience to accurately estimate and reserve for future deactivation. As a result, revenues for 2003 included approximately $13.6 million of previously deferred wireless carrier revenues.

Equipment

Our revenues from the sale of equipment increased 53% to $17.0 million for 2003 from $11.1 million for 2002. The increase was attributable to a $2.7 million and $3.4 million increase in revenues from equipment sales in connection with our wireless activation and MVNO services segments, respectively, offset by a $116,000 decrease in revenues from equipment sales in connection with our data services segment.

Cost of Revenues

Total cost of revenues increased 94% to $76.5 million for 2003 from $39.4 million for 2002. The majority of the increase is attributable to increases in business volume, as a result of increased activations in wireless activation and services, and MVNO services due to the launch of Liberty Wireless in August 2002, offset by a reduction in subscribers in our data services segment.

Activations and Services

Our cost of activations and services revenues increased 152% to $21.2 million for 2003 from $8.4 million for 2002. The change in cost of revenues of $12.8 million is attributable to amounts paid for wireless airtime minutes in connection with our increase in MVNO services subscribers. The increase was primarily attributable to amounts paid for wireless airtime minutes in connection with our increase in MVNO services subscribers, which services were launched in August 2002. As a percentage of wireless activation and services revenues, cost of revenues increased from 16% in 2002 to 18% in 2003 principally due to an increase in our allowance for deactivations for sales through a channel partner added in 2003 that was discontinued in 2004.

Equipment

Our cost of revenues from equipment sales increased 78% to $55.3 million for 2003 from $31.0 million for 2002. The increase was attributable to a $15.3 million and $9.1 million increase in revenues from equipment sales in connection with our wireless activation and MVNO services segments, respectively, offset by a $66,000 decrease in revenues from equipment sales in connection with our data services segment. As a percentage of equipment revenues, the cost of revenues increased in 2003 as we increased the discount on equipment prices that we offered new subscribers in order to drive increased revenues.

Operating Expenses

General and Administrative. Our general and administrative expenses increased 41% to $40.3 million for 2003 from $28.6 million for 2002. The increase primarily reflects increased head count and the overall growth in our infrastructure to support our increased revenues. General and administrative expenses for 2002 included a write-off of $1.3 million in expenses relating to our postponed initial public offering. We expect general and administrative expenses to continue to increase as we grow our business, however, we expect revenues to grow at a faster pace than general and administrative expenses.

Sales and Marketing. Our sales and marketing expenses increased 73% to $30.6 million for 2003 from $17.7 million for 2002. The increase primarily reflects an increase in marketing fees paid to our marketers that resulted from a change in marketing mix from email marketing to higher-cost Internet advertising. We expect sales and marketing expenses to continue to increase as we grow our business; however, we expect revenues to grow at a faster pace than sales and marketing expenses.

Depreciation and Amortization. Our depreciation and amortization expenses increased 108% to $5.4 million for 2003 from $2.6 million for 2002. The increase resulted from the development costs associated with the launching of our Wirefly.com website and acquisition related amortization of intangibles.

Impairment of Goodwill and Intangibles. Our impairment of goodwill and intangibles expenses decreased 27% to $2.4 million for 2003 from $3.3 million for 2002. Impairment expenses in 2003 related to the write-off of intangible assets acquired in connection with our acquisition of GadgetSpace. Impairment expenses in 2002 related to the write-off of intangible assets acquired in connection with our acquisition of Reason, Inc.

Net Loss. Net loss decreased 30% to $20.2 million for 2003 from $29.0 million for 2002. The decrease in net loss was principally due to the deferral of carrier revenues from 2002 into 2003. Given our increasing operating expenses, we are depending upon our ability to continue to increase our revenues at a faster pace in order to further reduce our net loss or achieve profitability in the future.

Liquidity and Capital Resources

Since inception, we have funded our operations principally through the sale of equity securities and to a lesser extent, subordinated debt, credit facilities and capital leases. The significant components of our working capital are inventory and liquid assets such as cash and trade accounts receivable, reduced by accounts payable and accrued expenses.

As of December 31, 2004, we had cash and cash equivalents of $101.0 million and debt obligations of $540,000, as all other debt was paid in full in December 2004. Due to the seasonal nature of our business, cash and cash equivalents, inventory and accounts payable are generally higher in the fourth quarter, resulting in fluctuations in our working capital.

Net cash provided or (used) by company activities was $(1.3) million, $16.4 million and $71.9 million in 2002, 2003 and 2004, respectively. Overall, net cash provided in each of these periods was primarily attributable to proceeds from the sale of equity securities, subordinated debt and credit facilities, offset by an increase in general and administrative expenses and sales and marketing expenses, a decrease in working capital and an increase in property, plant and equipment attributable to the increase in capitalized labor cost and costs associated with expanding our infrastructure.

Net cash used in operating activities was $4.2 million, $6.6 million and $6.8 million in 2002, 2003 and 2004, respectively. For 2004, net cash from operations was negative. The increase in cash used in operating activities in 2004 as compared to 2003 was primarily due to an increase in general and administrative expenses and sales and marketing expenses, which was partially offset by an increase in accrued expenses. The increase in cash used in operating activities in 2003 as compared to 2002 was primarily due to an increase in general and administrative expenses and sales and marketing expenses, which was partially offset by an increase in accounts payable and accrued expenses. Increases to accounts payable and accrued expenses and decreases to accounts receivable and deferred costs have a positive impact on our cash flow. The impact of these account movements will vary on a quarterly and annual basis.

Net cash used in investing activities was $3.3 million, $3.3 million and $15.3 million in 2002, 2003 and 2004, respectively. The increase in cash used in investing activities in 2004 as compared with 2003 was due to an increase in the purchase of property, plant and equipment, capitalized labor costs associated with expanding our infrastructure and cash paid for acquisitions partially offset by a decrease in the note to stockholder.

Net cash provided by financing activities was $6.2 million, $26.3 million and $94.0 million in 2002, 2003 and 2004, respectively. Net cash provided in each of these periods was primarily attributable to proceeds from the sale of equity securities, offset by the paydown of long term debt. The increase in cash used in financing activities in 2004 as compared with 2003 was primarily due to proceeds from our initial public offering, which closed in November 2004.

We have previously borrowed money to finance our operations and purchase equipment. In March 2002, we entered into a line of credit and term loan facility with Comerica Bank, which we subsequently amended in July 2002, September 2002, August 2003, June 2004, and paid in full in December 2004. This credit facility consists of a $5.0 million term loan and a $25.0 million revolving line of credit. The amount available for us to borrow under the revolving line of credit is subject to our meeting borrowing base requirements relating to accounts receivable and inventory. Interest on advances under the revolving line of credit is payable monthly. This facility is secured by a first priority lien on all of our assets. For the period December 31, 2003 through May 31, 2004, we did not meet the tangible net worth requirements of our loan covenants. The bank provided us with a waiver of the non-compliance. In December, 2004, we paid in full the principal and accrued interest on both the term loan and the revolving line of credit. As of December 31, 2004, we could borrow up to $25.0 million on the revolving line of credit. As of December 31, 2004, we were in compliance with our financial and nonfinancial covenants.

In connection with our loan arrangement with Comerica Bank, we issued warrants to purchase an aggregate of 157,761 shares of common stock at exercise prices ranging from $1.36 to $15.60 per share on various dates from May 2000 through June 2004. These warrants were recorded at their fair value at the date of issuance as a discount to the related debt and are recorded as additional interest expense over the term of the agreements.

Based on our current level of operations and anticipated growth, we believe that our future cash generated from operations, amounts available under our credit facility and future capital leasing arrangements, together with the net proceeds that we received from our initial public offering, will be adequate to finance our working capital and other capital expenditure requirements through the foreseeable future. However, future capital and operating requirements may change and will depend on many factors, including the level of our revenues, the expansion of our sales and marketing activities, the cost of our fulfillment operations, potential investments in businesses or technologies and continued market acceptance of our products. Additionally, poor financial results, unanticipated expenses, acquisitions of technologies or businesses or strategic investments could give rise to additional financing requirements sooner than we expect. We could be required, or could elect, to seek additional funding through a public or private equity or debt financing in the future, and this financing may not be available on terms acceptable to us, or at all.

Acquisitions

Since we began operations in 1999, we have grown our business, expanded our services and broadened our customer base through internal growth and acquisitions. Since 2002, we have completed four material acquisitions:

Reason, Inc.

In January 2002, we acquired the assets of Reason, a wireless service management company based in Denver, Colorado, in exchange for 608,640 shares of our common stock and 281,344 shares of our convertible preferred stock and the assumption of certain liabilities for total consideration valued at $4.2 million at the time of the acquisition. Through Reason, we acquired additional capabilities for our e-commerce platform.

Simplexity, Inc.

In February 2002, we acquired the assets of Simplexity, an online distributor of wireless devices and services based in Herndon, Virginia, in exchange for 844,043 shares of our common stock and 511,431 shares of our convertible preferred stock and the assumption of certain liabilities for total consideration valued at $8.1 million at the time of the acquisition. In addition in 2003, we issued additional consideration of 376,344 shares of common stock valued at $2.6 million due to certain revenue targets being met during 2002. We obtained some of our retail and online business customers through this acquisition. This acquisition also enhanced our existing distribution channels in the wireless activation and services segment.

Avesair, Inc.

In May 2003, we acquired the assets of Avesair, a mobile marketing company located in Cary, North Carolina, in exchange for 224,130 shares of our common stock and 672,389 shares of our convertible preferred stock and the assumption of certain liabilities for total consideration valued at $3.5 million at the time of the acquisition. We completed this transaction to enhance our data services segment.

A1 Wireless USA, Inc.

In January 2005, we acquired certain assets and assumed certain obligations of A1 Wireless, an activator of wireless services and devices on the Internet located in Long Island City, New York. At closing, the shareholders of A1 will receive $10.7 million in cash and 160,226 shares of our common stock. Additionally, the shareholders of A1 Wireless have the potential to earn an additional $4.0 million in cash and 76,298 shares of our common stock conditioned upon achieving certain future operating targets. This acquisition enhanced our existing distribution channels in the wireless activation and services segment.

We will continue to evaluate potential acquisitions which we may pursue using equity, existing cash, or debt financing. Although we will continue to evaluate potential acquisitions and investments as part of our overall strategy, we do not believe that any such transactions are required for us to achieve profitability. The terms and conditions of future acquisitions and investments will be subject to our financial condition and capital resources at the time. To the extent that we do not have sufficient cash or are unable to use debt or equity, we may be unable to pursue such transactions.

Contractual Obligations

The following table summarizes (in thousands) our contractual obligations, including interest, and the expected effect on liquidity and cash flows as of December 31, 2004.

	Total	1-3 Years	4-5 Years	Over 5 Years
Capital leases	$645	$645	—	—
Operating leases	4,396	3,286	1,110	—
Debt maturities	—	—	—	—

	$5,041	$3,931	$1,110	$—

As a result of the acquisition of A1 Wireless in January 2005, we may be obligated to pay the shareholders of A1 Wireless an additional $4.0 million in cash and 76,298 shares of our common stock conditioned upon achieving certain future operating targets.

Inflation

We believe that inflation has not affected our operations materially.

Qualitative and Quantitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading, speculative or hedging purposes.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) is effective for fiscal periods beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123(R) on July 1, 2005. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We expect to adopt SFAS 123(R) using the modified prospective method.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The full impact of adoption of SFAS 123(R)

cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and on other factors such as stock price volatility and future employee exercise behavior. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in note 2(q) to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Because we have been in a net operating loss position, we have not been recording any benefits of excess tax deductions as an operating cash flow in our consolidated statements of cash flows.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on our current intent, belief and expectations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of our unproven business model, our dependence on new technologies, the uncertainty and timing of clinical trials, our ability to develop and commercialize products, our dependence on collaborators for services and revenue, our substantial indebtedness and lease obligations, our changing requirements and costs associated with planned facilities, intense competition, the uncertainty of patent and intellectual property protection, our dependence on key management and key suppliers, the uncertainty of regulation of products, the impact of future alliances or transactions and other risks described in this filing and our other filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today’s date. We undertake no obligation to update or revise the information contained in this announcement whether as a result of new information, future events or circumstances or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to our cash and cash equivalents and restricted cash. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments, but may increase the interest expense associated with any future debt.

Our most liquid assets are cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. We also believe that we have intangible assets in the value of our intellectual property. In accordance with generally accepted accounting principles, we have not capitalized the value of this intellectual property on our balance sheet. Due to the nature of this intellectual property, we believe that these intangible assets are not affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth on pages F-1 to F-38.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2004, and has concluded that there was no change that occurred during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate herein by reference the information concerning directors and executive officers in our Notice of Annual Stockholders’ Meeting and Proxy Statement to be filed within 120 days after the end of our fiscal year (the “2005 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate herein by reference the information concerning executive compensation to be contained in the 2005 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate herein by reference the information concerning security ownership of certain beneficial owners and management to be contained in the 2005 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate herein by reference the information concerning certain relationships and related transactions to be contained in the 2005 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate herein by reference the information concerning certain relationships and related transactions to be contained in the 2005 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(1)	Index to Financial Statements

(2)	Financial Statement Schedules

The following consolidated financial statement schedule of InPhonic, Inc. and subsidiaries is filed herewith:

Page Number
Report of KPMG LLP, Independent Registered Public Accounting Firm	S-1
Schedule II—Valuation and Qualifying Accounts	S-2

All other schedules have been omitted because the information required to be shown in the schedules is not applicable or is included elsewhere in our financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.		Description

3.1	(a)	Eleventh Amended and Restated Certificate of Incorporation of InPhonic, Inc.

3.2	(a)	Third Amended and Restated Bylaws of InPhonic, Inc.

4.1	(a)	Specimen stock certificate for shares of common stock of InPhonic, Inc.

10.1	(a)	Seventh Amended and Restated Investor Rights Agreement dated as of June 12, 2003 by and among InPhonic, Inc. and the Purchasers listed therein

10.2	(a)	Series D-4 Convertible Preferred Stock Purchase Agreement dated as of July 19, 2002 by and among InPhonic, Inc. and the Purchasers listed therein

10.3	(a)	Asset Purchase Agreement dated as of May 13, 2003 by and among InPhonic, Inc. and Avesair, Inc.

10.4	(a)	Series E Convertible Preferred Stock and Warrant Purchase Agreement dated as of June 12, 2003 by and among InPhonic, Inc. and the Purchasers listed therein

10.5	(a)	Third Amended and Restated Loan and Security Agreement dated as of August 7, 2003 by and between Comerica Bank-California, InPhonic, Inc. and SimIpc Acquisition Corp., as amended by Joinder Agreement and First Amendment dated as of June 2, 2004

10.6	(a)	Common Stock Purchase Warrant dated June 2, 2004 by and between InPhonic, Inc. and Comerica Bank-California

10.7	(a)	Form of Assignment of Invention, Nondisclosure and Noncompetition Agreement

10.8	(a)	Employment Agreement dated as of February 4, 2000 by and between InPhonic, Inc. and David A. Steinberg, as amended by Amendment No. 1 dated March 1, 2004 and Amendment No. 2 dated May 14, 2004

Exhibit No.		Description

10.9	(a)	Second Amendment to Employment Agreement dated as of August 24, 2004 by and between InPhonic, Inc. and Michael Ferzacca

10.10	(a)	Employment Agreement dated as of June 3, 2002 by and between InPhonic, Inc. and Donald Charlton, as amended by Amendment No. 1 dated May 25, 2004

10.11	(a)	Offer Letter dated as of January 16, 2004 by and between InPhonic, Inc. and Lawrence S. Winkler

10.12	(a)	Offer Letter dated as of March 19, 2004 by and between InPhonic, Inc. and Richard D. Calder, Jr.

10.13	(a)	Employment Agreement dated as of February 26, 2002 by and between InPhonic, Inc. and Michael Ferzacca, as amended by Amendment No. 1 dated January 23, 2003

10.14	(a)	1999 Amended and Restated Stock Incentive Plan

10.15	(a)	Lease dated as of February 26, 2001 by and between Rouse Commercial Properties, LLC, Rouse Office Management, LLC and InPhonic, Inc., as amended by First Amendment to Lease, dated May 29, 2002

10.16	(a)	Lease Agreement dated April 29, 2003 by and between Waterfront Center Limited Partnership and InPhonic, Inc., as amended by Addendum No. 1, dated September 9, 2003 and Addendum No. 2, dated may 14, 2004

10.17	(a)(b)	Premier I-Dealer Agreement dated March 1, 2001 by and between T-Mobile USA, Inc., and its subsidiaries and affiliates and InPhonic, Inc. and its affiliates and related entities, as amended

10.18	(a)(b)	Private Label PCS Services Agreement dated as of August 2, 2002 by and between Sprint Spectrum L.P. and Star Number, Inc., as amended

10.19	(a)	Employment Agreement effective April 2, 2002, by and between InPhonic, Inc. and Frank C. Bennett, III

10.20		Agreement of Lease dated January 4, 2005, by and between Ganesh Management, LLC and CAIS Acquisition, LLC

10.21		Sublease dated November 17, 2004, by and between CareerBuilder, LLC and InPhonic, Inc.

10.22		2004 Equity Incentive Plan

21.1	(a)	Subsidiaries of InPhonic, Inc.

31.1		Rule 13a-14(a) Certification of Principal Executive Officer.

31.2		Rule 13a-14(a) Certification of Principal Financial Officer.

32.1		Section 1350 Certification of Chief Executive Officer.

32.2		Section 1350 Certification of Chief Financial Officer.

(a)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-116420).
(b)	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INPHONIC, INC.

By:	/S/ DAVID A. STEINBERG
David A. Steinberg Chairman of the Board and Chief Executive Officer

Dated: March 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

Signature	Title	Date

/S/ DAVID A. STEINBERG David A. Steinberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 10, 2005

/S/ LAWRENCE S. WINKLER Lawrence S. Winkler	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)	March 10, 2005

/S/ CARL M. KUMPF, JR. Carl M. Kumpf, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 10, 2005

/S/ JOHN SCULLEY John Sculley	Vice Chairman of the Board	March 10, 2005

/S/ IRA BRIND Ira Brind	Director	March 10, 2005

/S/ ROBERT A. FOX Robert A. Fox	Director	March 10, 2005

/S/ JAY HOAG Jay Hoag	Director	March 10, 2005

/S/ JACK KEMP Jack Kemp	Director	March 10, 2005

/S/ MARK J. LEVINE Mark J. Levine	Director	March 10, 2005

/S/ THOMAS E. WHEELER Thomas E. Wheeler	Director	March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

InPhonic, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of InPhonic, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InPhonic, Inc. and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2(h) to the consolidated financial statements, the Company adopted the provisions of Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, effective July 1, 2003. As discussed in note 2(o) to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

McLean, Virginia

March 8, 2005

INPHONIC, INC. & S UBSIDIARIES

Consolidated Balance Sheets

Years ended December 31, 2003 and 2004

(in thousands, except per share and share amounts)

Assets	2003	2004
Current assets:
Cash and cash equivalents	$29,048	$100,986
Accounts receivable, net of allowance for doubtful accounts of $246 and $952, respectively	10,611	19,039
Inventory, net	3,605	10,860
Prepaid expenses	413	11,434
Deferred costs and other current assets	2,271	2,391

Total current assets	45,948	144,710
Restricted cash and cash equivalent	600	500
Property and equipment, net	5,169	5,975
Goodwill	9,479	9,479
Intangible assets, net	987	1,490
Deposits and other assets	1,357	1,635

Total assets	$63,540	$163,789

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities:
Bank line of credit	$4,075	$—
Accounts payable	16,493	16,922
Accrued payroll and vacation	2,646	2,310
Accrued expenses	12,401	21,192
Short term capital lease	—	279
Deferred revenue	12,758	10,723

Total current liabilities	48,373	51,426
Term loan	2,804	—
Long term capital lease	—	261
Total liabilities	51,177	51,687
Redeemable preferred stock:
Series E redeemable convertible preferred stock, $0.01 par value
Authorized 11,920,370 shares at December 31, 2003; issued and outstanding 9,933,640 shares at December 31, 2003;	27,100	—
Warrants to purchase Series E redeemable convertible preferred stock	1,852	—
Series D and D-1 redeemable convertible preferred stock, $0.01 par value
Authorized 20,000,000 shares at December 31, 2003; issued and outstanding 10,590,654 shares at December 31, 2003;	19,155	—
Warrants to purchase Series D and D-1 redeemable convertible preferred stock	437	—
Series C redeemable convertible preferred stock, $0.01 par value
Authorized 7,273,762 shares at December 31, 2003; issued and outstanding 6,741,308 at December 31, 2003;	12,104	—
Warrants to purchase Series C redeemable convertible preferred stock	455	—
Series B redeemable convertible preferred stock, $0.01 par value
Authorized, issued and outstanding 2,282,684 shares at December 31, 2003;	6,691	—

Total redeemable preferred stock	67,794	—
Stockholders’ equity (deficit):
Series D-5 convertible preferred stock, $0.01 par value
Authorized, issued and outstanding 672,389 shares at December 31, 2003;	1,884	—
Series D-3 convertible preferred stock, $0.01 par value
Authorized 2,000,000 shares at December 31, 2003; issued and outstanding 792,775 shares at December 31, 2003;	2,137	—
Series D-2 convertible preferred stock, $0.01 par value
Authorized 550,000 shares at December 31, 2003; issued and outstanding 416,667 shares at December 31, 2003;	688	—
Series A convertible preferred stock, $0.01 par value
Authorized, issued and outstanding 668,782 shares at December 31, 2003;	500	—
Common stock, $0.01 par value
Authorized 100,000,000 and 200,000,000 shares at December 31, 2003 and 2004, respectively; issued and outstanding 11,547,514 and 32,252,573 shares at December 31, 2003 and 2004, respectively;	115	324
Additional paid-in capital	34,540	238,241
Note receivable from stockholder	(1,120)	—
Accumulated deficit	(94,175)	(126,463)

Total stockholders’ equity (deficit)	(55,431)	112,102

Total liabilities, redeemable preferred stock and stockholders’ deficit	$63,540	$163,789

INPHONIC, INC. & SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2002, 2003, and 2004

	2002	2003	2004
	(in thousands, except per share and share amounts)
Revenues:
Activations and services	$51,889	$119,091	$165,401
Equipment	11,119	17,045	38,799

Total revenues	63,008	136,136	204,200

Cost of revenues, excluding depreciation and amortization
Activation and services	8,367	21,203	24,338
Equipment	31,026	55,310	91,566

Total cost of revenues	39,393	76,513	115,904

Operating expenses:
General and administrative expenses, excluding depreciation and amortization	28,583	40,259	43,795
Sales and marketing expenses, excluding depreciation and amortization	17,678	30,600	47,527
Depreciation and amortization	2,600	5,434	6,444
Investment write-off	—	—	150
Impairment of goodwill and intangibles	3,315	2,431	—

Total operating expenses	52,176	78,724	97,916

Loss from operations	(28,561)	(19,101)	(9,620)

Other income (expense):
Interest income	289	287	536
Interest expense	(737)	(1,408)	(1,155)

Total other expense	(448)	(1,121)	(619)

Net loss	(29,009)	(20,222)	(10,239)
Preferred stock dividends and accretion to preferred redemption value	(8,048)	(7,309)	(22,049)

Net loss attributable to common stockholders	$(37,057)	$(27,531)	$(32,288)

Basic and diluted net loss per share	$(3.56)	$(2.46)	$(2.29)

Basic and diluted weighted average shares outstanding	10,406,584	11,204,791	14,074,505

INPHONIC, INC. & SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit

Years ended December 31, 2002, 2003, and 2004

	Series D-5 convertible preferred stock		Series D-3 convertible preferred stock		Series D-2 Convertible preferred stock		Series A convertible preferred stock		Common stock		Additional paid-in capital	Note receivable from stockholder	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands, except per share and share amounts)
Balance, January 1, 2002	—	$—	—	$—	416,667	$688	668,782	$500	8,981,064	$90	$8,052	$(1,000)	$(29,679)	$(21,349)
Issuance of common stock in connection with acquisition of Reason	—	—	281,344	639	—	—	—	—	608,637	6	3,518	—	—	4,163
Issuance of common stock in connection with acquisition of Simplexity	—	—	511,431	1,498	—	—	—	—	845,549	8	6,575	—	—	8,081
Warrants issued in connection with long term debt and preferred stock	—	—	—	—	—	—	—	—	—	—	1,121	—	—	1,121
Exercise of common stock warrants and options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock to non-employee	—	—	—	—	—	—	—	—	196,964	2	(2)	—	—	—
Loan to stockholder	—	—	—	—	—	—	—	—	—	—	—	(60)	—	(60)
Compensation expense on restricted stock and options granted to non-employees	—	—	—	—	—	—	—	—	—	—	5,095	—	—	5,095
Dividends and accretion on redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(8,048)	(8,048)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(29,009)	(29,009)

Balance, December 31, 2002	—	$—	792,775	$2,137	416,667	$688	668,782	$500	10,632,214	$106	$24,359	$(1,060)	$(66,736)	$(40,006)
Issuance of common stock in connection with acquisition of Avesair, net of costs	672,389	1,884	—	—	—	—	—	—	224,130	2	1,562	—	—	3,448
Issuance of common stock	—	—	—	—	—	—	—	—	376,344	4	2,621	—	—	2,625
Exchange of Series D-4 to Series E	—	—	—	—	—	—	—	—	(24,974)	—	204	—	—	204
Warrants issued in connection with long-term debt and preferred stock	—	—	—	—	—	—	—	—	—	—	2,358	—	—	2,358
Exercise of common stock warrants and options	—	—	—	—	—	—	—	—	48,957	—	27	—	—	27
Cashless options exercise	—	—	—	—	—	—	—	—	290,843	3	2,017	—	—	2,020
Loan to stockholder	—	—	—	—	—	—	—	—	—	—	—	(60)	—	(60)
Compensation expense on restricted stock and options Granted to non-employees	—	—	—	—	—	—	—	—	—	—	1,484	—	—	1,484
Dividends and accretion on redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(7,217)	(7,217)
Dividends declared	—	—	—	—	—	—	—	—	—	—	(92)	—	—	(92)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(20,222)	(20,222)

Balance, December 31, 2003	672,389	$1,884	792,775	$2,137	416,667	$688	668,782	$500	11,547,514	$115	$34,540	$(1,120)	$(94,175)	$(55,431)
Issuance of common stock	—	—	—	—	—	—	—	—	8,504	1	49	—	—	50
Warrants issued in connection with long-term debt	—	—	—	—	—	—	—	—	—	—	817	—	—	817
Compensation expense on options	—	—	—	—	—	—	—	—	—	—	7,381	—	—	7,381
Proceeds of initial public offering, net of costs	—	—	—	—	—	—	—	—	6,500,000	65	110,773	—	—	110,838
Conversion of preferred stock upon initial public offering	(672,389)	(1,884)	(792,775)	(2,137)	(416,667)	(688)	(668,782)	(500)	13,619,536	136	92,172	—	—	87,099
Conversion of preferred stock to common stock warrants	—	—	—	—	—	—	—	—	—	—	2,744	—	—	2,744
Payment of loan to stockholder	—	—	—	—	—	—	—	—	—	—		1,120	—	1,120
Dividends and accretion on redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(22,049)	(22,049)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(10,306)	—	—	(10,306)
Exercise of common stock warrants and options	—	—	—	—	—	—	—	—	577,019	7	71	—	—	78
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,239)	(10,239)

Balance, December 31 ,2004	—	$—	—	$—	—	$—	—	$—	32,252,573	$324	$238,241	$—	$(126,463)	$112,102

INPHONIC, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2003 and 2004

	2002	2003	2004
	(in thousands)
Cash flows from operating activities:
Net loss	$(29,009)	$(20,222)	$(10,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,600	5,434	6,444
Non-cash interest expense, net	243	628	306
Bad debt expense	756	530	—
Stock-based compensation	5,095	3,611	7,381
Impairment of goodwill and intangibles	3,315	2,431	—
Write off of investment	—	—	150
Write off of initial public offering expenses	1,307	—	—
Changes in operating assets and liabilities, net of assets and liabilities received from business acquisition:
Accounts receivable	3,217	(8,450)	(8,428)
Inventory	(3,016)	373	(7,255)
Prepaid expenses	(191)	101	(321)
Deferred costs	(1,327)	1,105	(120)
Accounts payable	6,364	5,827	429
Accrued payroll and vacation	956	507	(336)
Accrued expenses	1,902	4,669	7,267
Deferred revenue	3,576	(3,155)	(2,035)

Net cash used in operating activities	(4,212)	(6,611)	(6,757)

Cash flows from investing activities:
Cash received from business acquisitions, net of costs	2,541	1,961	—
Cash paid or held for acquisitions	—	—	(11,142)
Note receivable from stockholder	—	—	1,120
Deposits and other assets	(1,424)	(808)	167
Other liabilities	10	—	—
Capitalized expenditures, including internal capitalized labor	(3,602)	(4,856)	(5,544)
Purchase of (reduction in) restricted cash and cash equivalent	(850)	453	100

Net cash used in investing activities	(3,325)	(3,250)	(15,299)

Cash flows from financing activities:
Issuance of common stock through initial public offering	—	—	110,838
Net borrowings under lines of credit	2,443	(454)	—
Proceeds from the issuance of subordinated notes payable, net of costs	—	—	—
Proceeds from borrowing on debt	—	3,000	3,976
Principal repayments on debt	—	(3,000)	(10,952)
Repayments for capital leases	—	—	(94)
Proceeds from exercise of warrants and options	—	117	91
Proceeds from issuance of Series E stock, net of costs	—	26,620	—
Proceeds from issuance of Series D-4 and D-4 common warrants, net of costs	3,785	—	—
Proceeds from issuance of Series D and D-1 stock, net of costs	—	—	—
Proceeds from exercise of Series D and D-1 warrants	—	—	—
Proceeds from issuance of Series C stock	—	—	—
Preferred stock dividend payments	—	—	(9,865)

Net cash provided by financing activities	6,228	26,283	93,994

Net increase (decrease) in cash and cash equivalents	(1,309)	16,422	71,938
Cash and cash equivalents, beginning of year	13,935	12,626	29,048

Cash and cash equivalents, end of year	$12,626	$29,048	$100,986

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$737	$543	$849
Supplemental disclosure of noncash activities:
Liabilities settled with the issuance of common stock	$—	$—	$50
Issuance of common stock in business acquisitions	10,108	1,563	—
Issuance of Series D-2 stock in business acquisitions	—	—	—
Issuance of Series D-3 stock in business acquisitions	2,137	—	—
Issuance of Series D-5 stock in business acquisitions	—	1,924	—
Issuance of warrants for debt facility fees	—	—	817
Preferred stock dividends and accretion to redemption value	8,048	7,309	22,049
Capital Lease Obligation	—	—	635
Conversion of Preferred Stock, total preferred shares converted into 13,619,536 shares of common stock	—	—	92,308

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and share amounts)

(1)	The Company

(a)	Business Description

InPhonic, Inc. and subsidiaries (the “Company”) is an online seller of wireless services and devices to consumers through websites that the Company creates and manages for third parties under their own brands. These third parties include online businesses, member-based organizations and associations, and national retailers, whom the Company refers to collectively as marketers. The Company does not generate any revenue for the creation or management of these private-labeled websites. The Company also sells services and devices through its own branded websites, including Wirefly.com. The Company has developed a proprietary e-commerce platform that integrates the merchandising, provisioning, procurement, customer care and billing operations into a single system for the online sale of wireless services and devices. The Company operates as a mobile virtual network operator, or MVNO, under its Liberty Wireless brand, marketing and selling to consumers wireless airtime services it purchases wholesale from a national wireless carrier. Additionally, the Company sells a variety of wireless data services.

The Company is headquartered in Washington D.C. and maintains its technology and operations centers in Largo, Maryland and Reston, Virginia.

(b)	Risk and Uncertainties

The Company’s operations are subject to certain risks and uncertainties including, among others, actual and potential competition by entities with greater financial resources, rapid technological changes, the need to retain key personnel and protect intellectual property and the availability of additional capital financing on terms acceptable to the Company.

The Company has incurred net losses since inception of approximately $(126,463) and operating cash flow deficits for all years from 1999 (inception) to 2004. To date, management has relied on debt and equity financings to fund its operating deficit. The Company may require additional financing to fund future operations.

(2)	Summary of Significant Accounting Principles

(a)	Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of InPhonic, Inc. and its subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation.

(b)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant of such estimates include reserve for future deactivations, allowance for uncollectible accounts, allowance for rebates, valuation of inventory, estimated useful life of assets, impairment of long-lived assets and goodwill, valuation of deferred tax assets, reserves for contingent tax liabilities and valuation of equity instruments. Actual results could differ from those estimates.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

(c)	Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2003 and 2004, cash and cash equivalents consisted primarily of investments in money market demand deposits. The Company maintains bank accounts with federally insured financial institutions. At times, balances at each bank may exceed insured limits.

(d)	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company extends credit to wireless network carriers (“carriers”) on an unsecured basis in the normal course of business. As of December 31, 2003 and 2004, two carriers accounted for 74% and 57% of accounts receivable, respectively.

For each of the years ended December 31, 2003 and 2002, revenues from two carriers, in the Wireless Activation and Services segment, exceeded 10% of the Company’s total revenues. For the year ended December 31, 2004, revenues from three carriers, in the Wireless Activation and Services segment, exceeded 10% of the Company’s total revenues.

Revenues from each customer, which exceeded 10% of the Company’s total revenues for the years ended December 31, 2002, 2003 and 2004, are as follows:

	2002	2003	2004
Customer A (Wireless activation and services)**	16%	16%	17%
Customer B (Wireless activation and services)	41%	28%	21%
Customer C (Wireless activation and services)	*	12%	*
Customer D (Wireless activation and services)	*	*	11%

*	Less than 10%
**	Adjusted to reflect the merger between Customer A and another customer

(e)	Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to pay. If the financial condition of a material portion of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

(f)	Inventory

Inventory consists primarily of wireless devices. The carrying value of inventory is stated at the lower of cost or market value. Cost is determined using a method which approximates the first-in-first-out method. The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value or replacement cost based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required. During the years ended December 31, 2003 and 2004, the Company wrote down inventory approximately $880 and $423, respectively. Historically, the Company has not experienced significant write-offs, with the exception of returned, unmarketable inventory.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

(g)	Impairment or Disposal of Long-Lived Assets

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. The adoption of SFAS No. 144 did not have an impact on the Company’s consolidated financial statements.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement required that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used was measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(h)	Revenue Recognition

Activations and Services Revenues

The Company provides activation and other services in connection with the Wireless Activation and Services segment, MVNO Services segment and Data Services segment.

Wireless activation and services: The Company generates revenues from wireless carriers who pay commissions, as well as volume and performance-based bonuses, for activating wireless services. The Company recognizes these commissions upon shipment of activated devices to the customer less an allowance for deactivations. The Company also charges for devices, shipping and handling. The Company does not sell wireless devices separate from service plans.

The Company negotiates commissions and bonuses with the wireless carriers on an annual basis. The Company bills wireless carriers for annual volume bonuses on a monthly basis and records these bonuses as deferred revenue at the time of billing. Wireless carriers periodically offer bonuses for achieving monthly volume and performance targets. The Company recognizes these monthly bonuses as earned in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. Revenue is recognized only when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. Amounts collected in cash prior to being earned are recorded as deferred revenue.

Prior to the fourth quarter of 2003, the provisions of SAB No. 101, required the Company to defer 100% of revenues from carriers until the expiration of any applicable commission chargeback period, which typically ranges from 120 to 210 days depending on the wireless carrier. SAB No. 101 permitted the Company to recognize these deferred revenues once the Company had experienced two years of operating history with the wireless carriers and had sufficient historical evidence to accurately estimate

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

and reserve for future deactivations. As a result, for the three months ended December 31, 2003, the Company recorded the cumulative revenues previously deferred of $17,300 and provided a reserve for future deactivations based on historical experience. If the Company determines that it cannot accurately predict future deactivation experience, the Company will be required to defer 100% of its carrier commissions revenue until the expiration of the appropriate charge-back period.

MVNO services: The Company sells wireless communications services under the Liberty Wireless brand. The Company generates revenues from customers for monthly recurring usage of wireless airtime minutes and optional features, including voicemail and text messaging. In addition, the Company bills for airtime usage in excess of monthly minutes included in monthly service plans. MVNO services revenues also include non-recurring activation service charges to customers to the extent not allocated to wireless device revenue. MVNO services are provided on a month-to-month basis and are generally paid in advance.

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board, issued a final consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on when and how arrangements involving multiple deliverables should be divided into separate units of accounting. EITF No. Issue 00-21 is effective for arrangements entered into in fiscal periods beginning after June 15, 2003.

Prior to the adoption of EITF Issue No. 00-21, the Company accounted for the sale of devices and the subsequent service as a single unit of accounting, whereby the deferred activation fee revenue and related costs were recognized over the average life of the customers in accordance with SAB No. 101. The Company elected not to apply the provisions of EITF Issue No. 00-21 to existing arrangements prior to July 1, 2003 and as such, continues to amortize deferred revenue and costs related to these arrangements over the remaining average life of the customer.

Beginning July 1, 2003, the Company adopted the provisions of EITF Issue No. 00-21 for sales arrangements with multiple deliverables with respect to MVNO services. As a result, the Company is required to account for the sale of a device separately from the provision of services to the customer. Accordingly, the Company recognizes the portion of the fee attributable to the device revenue and related costs, including activation, when the device is delivered to the customer to the extent cash is received in advance. The Company defers the portion of the fee attributable to the provision of services, and recognize these deferred fees and costs on a straight-line basis over the term of the services. The Company uses the residual value method in allocating revenues between service revenues and device sales based upon the fair value of the services.

In certain indirect distribution arrangements, the fee attributable to the service unit exceeds the total consideration received. In these circumstances, the entire fee is deferred and recognized over the service period.

The Company offers marketers the ability to sell wireless services or MVNO services to their customers under their own brands using the Company’s e-commerce platform and operational infrastructure and wholesale wireless airtime that the Company purchases. The Company will receive fees for production of the network platform, as well as for operational support services. Prepaid fees will be deferred until all revenue criteria have been satisfied. As of December 31, 2004, the Company has not recognized any revenues related to these MVNO services offered to marketers.

Data services: The Company sells data services, including a service that allows customers to access email, voicemail, facsimiles, contacts and personal calendar information through a website or a telephone; wireless email; and mobile marketing services. Revenues are recognized when the services are performed.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

Equipment Revenues

The Company sells wireless devices and accessories in connection with the wireless activation and services and MVNO services segments. This equipment is also sold to indirect retailers to facilitate distribution to MVNO services customers.

Revenues from the sale of devices and accessories are recognized at the time of sale, when sold separately. Revenue from the sale of devices and accessories in a multiple-element arrangement with services are recognized at the time of sale in accordance with EITF 00-21 when fair value of the services element exists. The revenue of wireless devices sold to indirect retailers are recognized when they are sold to the indirect retailers. Customers have the right to return devices within a specific period of time or usage, whichever occurs first. The Company provides an allowance for estimated returns of devices based on historical experience. Return rights of indirect retailers for wireless devices are limited to warranty claims, which are generally covered by the device manufacturers’ original warranty. Prior to the first quarter of 2002, SAB No. 101 also required that the Company defer, during the first two years of operations, the revenues for purchases of wireless devices, including accessories and shipping, until the expiration of the return period, which was generally 30 days. Beginning in March 2002, the Company determined it had sufficient operating history to estimate returns and recorded $2,000 as cost of services related to the returns. The Company also recognized $1,300 in equipment revenue that was previously deferred. In connection with wireless activations, the Company sells the customer the wireless devices at a significant discount, which may be in the form of a rebate. Rebates are recorded as a reduction of revenues. The Company recognizes net revenues based on historical experience of rebates claimed. Future experience could vary based upon rates of consumers redeeming rebates.

(i)	Cost of Revenues

The major components of cost of revenues, excluding depreciation and amortization, are:

Activations and Services. Cost of activations and services revenues includes the amounts paid to Sprint for airtime for the MVNO segment and amounts paid to providers of telecommunications and data center services for the data services segment. Amounts paid to wireless carriers for airtime, overage and activations are recognized when the services are performed.

Equipment. The Company purchases wireless devices and accessories from wireless carriers, device manufacturers and third-party vendors to sell to customers and indirect retailers in connection with the wireless activation and services and MVNO services segments. The Company sells these wireless devices and accessories at a price below cost to encourage the sale and use of the services. The Company does not manufacture any of this equipment.

Costs from the sale of wireless devices and accessories sold directly to customers are recognized at the time of sale. Cost of wireless devices and accessories sold to indirect retailers are recognized when they are shipped to the indirect retailers.

(j)	General and Administrative Expenses

General and administrative expenses include salaries and benefits and related costs for support functions, including information technology, customer care, including customer credit processing, fulfillment, operations, billing, finance and accounting, human resources, management, professional services and bad debt expense. General and administrative expenses exclude depreciation and amortization.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

(k)	Advertising Costs

Advertising costs are expensed as incurred.

(l)	Website and Internal Software Development Costs

The Company accounts for the costs relating to the development of its e-commerce platform for internal use in accordance with AICPA Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00-2, Accounting for Web Site Development Costs.

The Company began developing its e-commerce platform in 1999. Web development costs consist of internal and external costs incurred to purchase and implement the web software and enhancements to the functionality of the web software, used in the Company’s business. The Company capitalized a total of approximately $330, $477 and $253 during 2002, 2003 and 2004, respectively, relating to the development of the e-commerce platform. In addition, the Company capitalized costs incurred to develop certain internal use software of approximately $1,077, $1,501 and $3,008 in 2002, 2003 and 2004, respectively. The Company is amortizing the development costs over a period of 18 months and internal use software costs over a period of 24 months. These costs are included in depreciation and amortization in the accompanying consolidated statements of operations. Accumulated amortization on the e-commerce platform and other internal use software development costs were approximately $658, $2,015 and $4,889 at December 31, 2002, 2003 and 2004, respectively.

(m)	Sales and Marketing Expenses

Sales and marketing expenses include advertising and promotional costs associated with acquiring customers and compensation and benefits for sales personnel. These costs principally include marketing expenses paid for advertising and fees paid to marketers for sales through the private-labeled websites that the Company creates and manages. Sales and marketing expenses exclude depreciation and amortization.

(n)	Property and Equipment

Property and equipment is recorded at cost or fair value at the date of acquisition, net of accumulated depreciation and amortization. Replacements and improvements that extend the useful life of property and equipment are capitalized. Property and equipment is depreciated over the estimated useful life of the asset on a straight-line basis over periods of three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives or the terms of the lease.

Years
Computer and equipment	3
Software	3
Furniture and fixtures	7
Leasehold improvements	3

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

(o)	Intangible Assets and Goodwill

For purposes of performing the annual SFAS No. 142 analysis, the Company identified its reporting units either at the segment level or one level below the segment depending on the segment. For the wireless activation segment and the MVNO segment, the Company evaluates goodwill for impairment at the segment basis. For the data services segment, the Company evaluates goodwill for impairment at one level below the segment. Goodwill at this level is primarily attributable to the Avesair acquisition. The Company determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to these reporting units as of December 31, 2003 and 2004. The Company determined the estimated fair value of each reporting unit and compared it to the carrying amount of the reporting unit. As a result of this comparison, no indication that the reporting units’ fair value were less than their carrying values was noted. In the future, to the extent the carrying amount of such reporting unit exceeds the fair value of a reporting unit, an indication would exist that such reporting unit’s goodwill may be impaired, and the Company would be required to perform the second step of the impairment test. In the second step, the Company must determine the implied fair value of the reporting unit goodwill and compare this implied fair value to the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of the analysis. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and adopted SFAS No. 142 as of January 1, 2002. The Company did not have any goodwill amortization during the years ended December 31, 2002, 2003 and 2004. During the second quarter of 2002, the Company determined that the technology and goodwill acquired from Reason, Inc. would require significant additional development in order to improve marketability, increase sales volume and obtain positive cash flows from the investment. As a result, the Company recorded a $3,315 impairment charge on the goodwill. During the fourth quarter 2003, the Company completed the required annual impairment tests for each acquisition and identified $2,045 of impairment on a previous acquisition.

(p)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(q)	Stock-based Compensation

The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25, issued in March 2000, to account for its equity

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

grants to employees. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. All equity-based awards granted to non-employees are accounted for at fair value in accordance with SFAS No. 123.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (the “Black-Scholes Model”) with the following weighted average assumptions:

	2002	2003	2004
Expected volatility	0.00%	0.00%	70.00%
Risk free interest rate	3.63%	2.81%	3.12%
Expected dividend rate	0.00%	0.00%	0.00%
Expected life (range in years)	4	4	4

The Company used the minimum value method to determine the fair value of options granted prior to its initial filing in June 2004 of a registration statement under the Securities Act of 1933 relating to an initial public offering of the Company’s common stock. This method does not consider the expected volatility of the underlying stock, and is only available to non-public entities. Subsequent to the initial filing date of the registration statement, the Company began to use a volatility factor of 70%.

The Company’s pro forma net loss applicable to common shares, and pro forma net loss per common share, basic and diluted, is as follows.

	2002	2003	2004
Net loss attributable to common shares, as reported	$(37,057)	$(27,531)	$(32,288)
Add: Stock-based employee compensation expense included in net loss applicable to common shares, as reported	284	314	5,289
Less: Total stock-based employee compensation expense determined under fair value based methods for all stock awards, net of related tax effects	(720)	(949)	(6,472)

Pro forma net loss attributable to common stockholders	$(37,493)	$(28,166)	$(33,471)

Net loss per common share, basic and diluted, as reported	$(3.56)	$(2.46)	$(2.29)
Net loss per common share, basic and diluted, pro forma	$(3.60)	$(2.51)	$(2.38)

Stock-based compensation has been included in the following line items in the accompanying consolidated statements of operations:

	2002	2003	2004
General and administrative	$4,995	$3,356	$5,135
Sales and marketing	100	255	2,246

	$5,095	$3,611	$7,381

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

See note 2(u), Recent Accounting Pronouncements, for additional discussion of revisions to SFAS No. 123 effective in 2005.

(r)	Net Loss Per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per common share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock. As of December 31, 2003 and 2004, options to purchase 3,756,460 and 6,629,469 shares of common stock, respectively, were outstanding. Due to the anti-dilutive nature of the options, redeemable convertible preferred stock and convertible preferred stock, there is no effect on the calculation of weighted average shares for diluted net loss per common share. As a result, the basic and diluted net losses per common share amounts are identical.

The following table reconciles net loss attributable to common stockholders and basic and diluted weighted average common shares outstanding to the pro forma net loss attributable to common stockholders and the pro forma basic and diluted weighted average common shares outstanding for the years ended December 31:

	2002	2003	2004
Basic and diluted weighted average common shares outstanding	21,324,655	25,193,958	33,593,912
Less: Securities not included in diluted weighted average common shares outstanding as their effect could be anti-dilutive	(10,918,071)	(13,989,167)	(19,519,407)

	10,406,584	11,204,791	14,074,505

			2004
Net loss attributable to common stockholders			$(32,288)
Less: Dividends on preferred stock			(22,049)

Pro forma net loss attributable to common stockholders			$(10,239)

Basic and diluted weighted average common shares outstanding			14,074,505
Weighted average conversion of preferred stock during period outstanding			11,977,729

Pro forma basic and diluted weighted average common shares outstanding			26,052,234

(s)	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair values of the lines of

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

credit and the subordinated notes payable approximate the carrying values, and are estimated by discounting the future cash flows of the debt at rates currently offered to the Company for similar debt instruments of comparable terms and maturities.

(t)	Segment Reporting

The Company provides segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company classifies its business into three segments: Wireless Activation and Services, MVNO Services and Data Services. Through the Wireless Activation and Services segment, the Company sells and activates wireless services and devices through private-labeled websites that the Company creates and manages for marketers as well through the Company’s own branded websites. The wireless carriers pay commissions and bonuses for activating wireless services. In connection with these activations, the Company provides consumers with wireless devices at significant discounts. In the MVNO Services segment, the Company operates as an MVNO, and markets and sells to consumers the Company’s own branded wireless services based on airtime minutes that are purchased wholesale from Sprint, which owns and operates the underlying wireless network. The Company sells devices to consumers in connection with the sale of these wireless services. To further leverage the relationships the Company has established with customers that have been acquired through Wireless Activation and Services and MVNO Services, the Company sells a variety of communication and data services through its Data Services segment.

The Company’s management evaluates revenues and cost of revenues for these three segments. A significant portion of the Company’s operating expenses is shared between these segments, and, therefore, management analyzes operating results for these three segments on a combined basis. SFAS No. 131 designates the internal information used by management for allocating resources and assessing performance as the source of the Company’s reportable segments and requires disclosure about products and services, geographical areas and major customers. The segments do not carry transactions between segments.

(u)	Recent Accounting Pronouncements

In December 2003, the SEC issued SAB No. 104, Revenue Recognition (“SAB No. 104”), which codifies, revises and rescinds certain sections of SAB No. 101, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s results of operations, financial position or cash flows.

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) is effective for fiscal periods after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123(R) on July 1, 2005. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company expects to adopt SFAS 123(R) using the modified prospective method.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The full impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and on other factors such as stock price volatility and future employee exercise behavior. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in note 2(q) to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Because the Company has been in a net operating loss position, it has not been recording any benefits of excess tax deductions as an operating cash flow in its consolidated statements of cash flows.

(v)	Reverse Stock Split

On September 16, 2004, the Company authorized a 1-for-3 reverse stock split. All references to the number and per share amounts relating to the Company’s common shares have been retroactively adjusted to reflect the reverse stock split.

(3)	Initial Public Offering

On November 19, 2004, the Company closed its initial public offering, pursuant in which it sold 6,500,000 shares of its common stock, at a price of $19.00 per share. The offering resulted in proceeds to the Company of approximately $110,838, net of $4,017 of issuance costs. At the closing of the offering on November 19, all issued and outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted into common stock, as describe in note 7.

(4)	Business Acquisitions, Intangible Assets and Goodwill

A summary of significant business acquisitions executed over the past three years follows:

(a)	Acquisition of Reason, Inc.

On January 3, 2002, the Company entered into an asset purchase agreement with Reason, Inc. (“Reason”). The Company issued 608,637 shares of common stock, valued at $3,523, and 281,344 shares of Series D-3 Convertible Preferred Stock, valued at $639, for substantially all of the assets and

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

liabilities of Reason. The results of Reason’s operations have been included, in the Wireless Activation and Services segment, in the Company’s results of operations since the date of the acquisition.

Reason was a device management company, whose software application was expected to enhance the Company’s offerings to corporations for the management of wireless devices such as cellular phones, pagers and personal digital assistants.

The estimated fair value of the assets acquired at the time of the acquisition approximated the following amounts:

Actual
Accounts receivable and other current assets	$134
Property and equipment	500
Goodwill	3,315
Intangibles	291

Total assets acquired	4,240
Less: Liabilities assumed	(78)

Aggregate purchase price	$4,162

In June 2002, the Company determined that the technology and goodwill acquired from Reason, Inc. would require significant additional development in order to improve marketability, increase sales volume and obtain positive cash flows from the investment. As a result, the Company recorded a $3,315 impairment charge on the goodwill. The fair value of identifiable intangible assets, specifically the acquired technology, was determined based upon quotes obtained from third party developers and the Company’s internal information technology personnel. In September 2003, the Company recorded a $55 write-off of the net acquired intangibles.

(b)	Acquisition of Simplexity, Inc.

On February 13, 2002, the Company entered into an asset purchase agreement with Simplexity, Inc. (“Simplexity”) and certain of the subsidiaries of Simplexity. The Company issued 844,043 shares of common stock valued at $6,584, and 511,431 shares of Series D-3 Convertible Preferred Stock, valued at $1,498, for substantially all of the assets and liabilities of Simplexity and certain of its subsidiaries.

In addition, on September 26, 2003, the Company issued additional consideration of 376,344 shares of common stock valued at $2,625 related to the Company’s purchase of Simplexity. No other consideration is required nor anticipated to be issued related to the Simplexity asset purchase agreement.

Simplexity was an online seller of wireless services and devices to their customers. The acquisition enhanced the Company’s existing distribution channels in the wireless activation and services segment.

The results of operations of this entity have been included in the Company’s results of operations, in the Wireless Activation and Services segment, since the date of acquisition.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

The estimated fair value of the assets acquired approximated the following:

Actual
Cash and other current assets	$2,541
Accounts receivable	297
Property and equipment	352
Goodwill	7,735
Customer contracts	835

Total assets acquired	11,760
Less: Liabilities assumed	(3,678)

Aggregate purchase price	$8,082

The value of customer contracts is being amortized over three years.

In 2003, goodwill related to the acquisition of Simplexity was adjusted as a result of the reduction in estimated liabilities that were recorded based on an inaccurate list of liabilities at the time of acquisition. See note 4(d).

(c)	Acquisition of Avesair, Inc.

On May 13, 2003, the Company acquired certain assets and assumed certain obligations of Avesair, Inc. (“Avesair”) in a transaction accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The results of Avesair’s operations have been included in the Company’s consolidated financial statements effective April 1, 2003 and have been reported in the Data Services segment. Avesair is a technology company that adds the ability to provide mobile device targeted marketing and promotions to the Company’s service offering.

The merger consideration for Avesair consisted of 672,389 shares of Series D-5 Convertible Preferred Stock, valued at $1,884, excluding $39 of costs, and 224,130 shares of common stock valued at $1,564.

The sellers were entitled to receive additional consideration if the Company achieved greater than $2,000 in gross revenues, as defined in the asset purchase agreement, up to a maximum of $3,333 during the 12 month period beginning on April 1, 2003 and ending on March 31, 2004 as a result of the sale of products or services derived from the acquired assets. The Company has determined that the gross revenues achieved related to the Avesair products or service did not exceed this threshold for the above noted measuring period, and as such, no action is required by the Company.

The acquired business includes a customer list and technology that enables mobile carrier and marketers to target, schedule, deliver, track and report on targeted marketing messages and promotions of any media type to mobile devices.

The estimated fair value of the assets acquired approximated the following:

(in thousands)
Cash and other current assets	$2,000
Accounts receivable	183
Goodwill	221
Customer contract	50
Software	1,033

Total assets acquired	3,487
Less: Liabilities assumed	—

Aggregate purchase price	$3,487

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

The pro forma statements of operations to give effect of the acquisition of Avesair as of December 31, 2002 and 2003 are as follows:

	2002	2003
	(in thousands)
Total revenues	$63,880	$136,504
Total cost of revenues	39,563	76,564
Total operating expenses	62,965	80,718

Loss from operations	(38,648)	(20,778)
Total other income (expense)	(461)	(1,171)

Net loss	(39,109)	(21,949)
Preferred stock dividends and accretion to preferred	(8,048)	(7,309)

Net loss attributable to common stockholders	$(47,157)	$(29,258)

The values of the software and customer contracts are being amortized over a period of 18 months.

(d)	Acquired Intangible Assets

Intangible assets consisted of the following:

	2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Amortized intangible assets:
Software	$1,033	$402	$631
Customer contracts	885	529	356

Total	$1,918	$931	$987

	2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Amortized intangible assets:
Software	$1,033	$1,033	$—
Customer contracts	885	839	46
Other	1,575	131	1,444

Total	$3,493	$2,003	$1,490

The Company amortizes the intangible assets on a straight-line basis over periods ranging from one to five years.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

Amortization expense was approximately $764 in 2002, $1,420 in 2003 and $1,071 in 2004. The Company expects to record annual amortization expense over the next five years as follows:

(in thousands)
2005	$834
2006	656
2007	—
2008	—
2009	—

$1,490

The following table reflects the changes to goodwill by segment for the years ended December 31, 2003 and 2004:

	Wireless Activations Segment	Data Services Segment	Total
	(in thousands)

Balance as of January 1, 2003	$7,819	$—	$7,819
Goodwill arising from Avesair acquisition	—	221	221
Reduction in estimated liabilities from Simplexity acquisition (see note 4(b))	(1,186)	—	(1,186)
Additional consideration for Simplexity acquisition	2,625	—	2,625

Balance as of December 31, 2003	$9,258	$221	$9,479

Balance as of December 31, 2004	$9,258	$221	$9,479

(5)	Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consists of the following as of December 31, 2003 and 2004:

	2003	2004
	(in thousands)
Furniture and fixtures	$474	$633
Leasehold improvements	471	638
Software	2,645	3,719
Capitalized leases	—	648
Computer and equipment	3,826	4,745
Less: Accumulated depreciation and amortization	(4,013)	(6,512)

	3,403	3,871

Website and internal software development costs	3,781	6,993
Less: Accumulated depreciation and amortization	(2,015)	(4,889)

Website and internal software development costs, net	1,766	2,104

Total property and equipment, net	$5,169	$5,975

The cost of property and equipment under capital leases was $0 and $648 at December 31, 2003 and 2004, respectively. Accumulated depreciation for assets under capital leases was $0 and $19, at December 31, 2003 and 2004, respectively.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

(6)	Short-term and Long-term Debt

On December 30, 2004, the Company paid off all long-term and short-term debt, excluding capital leases, using $10,500 in proceeds from the initial public offering (see note (3)).

(a)	Bank Facilities

As of December 31, 2003, the Company maintained a term loan, a revolving operating line of credit, and an equipment line of credit with Comerica Bank, which allowed for aggregate borrowing of $3,000, $4,000 and $75, respectively, of which $6,879 was outstanding as of December 31, 2003.

The operating and equipment lines of credit had interest at prime rate plus 0.6% and prime rate plus 1.50%, respectively. The term loan bears interest at prime rate plus 0.95%. The bank’s prime rate was 4% at December 31, 2003. The Company paid commitment and amendment fees of $44 and $56 during 2003 and 2004, respectively.

The Company is required by the bank credit facility to maintain a current ratio, as defined, of no less than 1.1 to 1. The Company is also required to maintain an unrestricted cash balance of no less than $5.0 million held at the bank and to meet certain minimum levels of three month rolling EBITDA. These facilities are secured by substantially all of the assets of the Company.

The revolving operating line of credit was paid in full in December 2004, with interest being paid monthly. Principal and accrued interest for each advance under the equipment line of credit were payable monthly over two years and matured on various dates between May 2, 2003 and February 28, 2005. On June 2, 2004, the Company increased its term loan and revolving operating line of credit with the bank to $5,000 and $25,000, respectively. Both the revolving operating line of credit and the equipment line of credit were paid in full in December 2004.

The Company issued common stock warrants to the bank of 29,099 and 12,699 in each of 2002 and 2003, respectively, as partial compensation for the credit facilities. The estimated fair value of warrants issued during 2002 and 2003 was approximately $110 and $2,672, respectively, using the Black-Scholes Model. On June 2, 2004, the Company issued 67,475 common stock warrants to the bank. The estimated fair value of these warrants at the time of issuance was approximately $817, using the Black-Scholes Model.

(b)	Standby Letters of Credit

The Company had outstanding at December 31, 2004 approximately $500 in a standby letter of credit in connection with a vendor obligation. The Company held a certificate of deposit with Comerica Bank as collateral for this letter of credit, which has been classified as restricted cash equivalent in the accompanying consolidated balance sheets as of December 31, 2003 and 2004.

(c)	Subordinated debt

In September 2001, the Company issued $3,000 of notes payable. The interest rate was 12%. On August 8, 2003, the subordinated debt was paid in full with borrowings under a $3,000 term loan by the Company’s bank.

In connection with the issuance of the subordinated notes, the Company issued warrants to purchase a total of 257,087 shares of common stock at $0.03 per share. Each warrant was immediately exercisable and had a term of ten years. The Company allocated $799 to the fair value of the warrants, which was

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

being amortized using the effective interest method over the term of the subordinated notes. The remaining $540 of fair value was expensed as interest expense at the time the notes were paid. The fair value of the warrants was estimated using the Black-Scholes Model.

In connection with our initial public offering, all warrants were exercised on November 18, 2004 and were converted into common stock.

(d)	Capital Leases

In 2004, the Company entered into capital leases that consist of leased computer equipment. Capital lease obligations totaled $540 as of December 31, 2004.

(d)	Maturities of Long-Term Debt

The aggregate maturities of long-term debt, which represents capital lease obligations, at December 31, 2004, net of unamortized discounts approximate the following:

December 31,	(in thousands)
2005	$279
2006	197
2007	64
2008	—
2009	—
Thereafter	—

Total	$540

(7)	Preferred Stock

At the closing of the Company’s initial public offering, all of the Company’s preferred stock was automatically converted into approximately 13.6 million shares of common stock. Each share of Series A and B Preferred Stock outstanding was converted into common stock on a 0.83 for 1 exchange ratio of common for preferred. Each share of Series C, D, and D-1 Preferred Stock outstanding was converted into common stock on a 0.42 for 1 exchange ratio of common for preferred. All other shares of preferred stock outstanding were converted into common stock on a 0.33 for 1 exchange ratio of common for preferred, as follows.

Series A (conversion rate of 0.83)	557,320
Series B (conversion rate of 0.83)	1,902,239
Series C (conversion rate of 0.42)	2,808,696
Series D and D-1 (conversion rate of 0.42)	4,412,779
Series D-2 (conversion rate of 0.33)	138,892
Series D-3 (conversion rate of 0.33)	264,261
Series D-4 (conversion rate of 0.33)	—
Series D-5 (conversion rate of 0.33)	224,132
Series E (conversion rate of 0.33)	3,311,217

Total Preferred Shares Converted to Common	13,619,536

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

(a)	Convertible Preferred Stock

Series A Convertible Preferred Stock

In November 1999, a new investor contributed $500 to the Company. On January 7, 2000, the Company issued 668,782 shares of Series A Convertible Preferred Stock (Series A) to this investor as consideration for the contribution.

Series D-2 Convertible Preferred Stock

On December 3, 2001, the Company issued to GadgetSpace 416,667 shares of Series D-2 Convertible Preferred Stock (Series D-2), valued at $688, and 998,677 shares of common stock valued at $4,194, in connection with the acquisition of certain assets of GadgetSpace.

Series D-3 Convertible Preferred Stock

On January 3, 2002, the Company issued to Reason 281,344 shares of Series D-3 Convertible Preferred Stock (Series D-3), valued at $639, and 608,637 shares of common stock, valued at $3,524, for substantially all of the assets and liabilities of Reason (see note 4(a)).

On February 13, 2002, the Company issued to Simplexity 511,431 shares of Series D-3 stock, valued at $1,498 and 845,549 shares of common stock, valued at $6,584, for substantially all of the assets and liabilities of Simplexity and certain of its subsidiaries (see note 4(b)).

Series D-5 Convertible Preferred Stock

On May 15, 2003, the Company issued to Avesair, 672,389 shares of Series D-5 Convertible Preferred Stock (Series D-5 Stock), valued at $1,884, net of costs, and 224,130 shares of common stock valued at $1,564, in connection with the acquisition of certain assets of Avesair (see note 4(c)). The Series D-5 Stock accrued dividends the rate of $0.52 per share on an annual basis.

The Series D-5 liquidation preference is calculated based on an amount equal to 57% of the sum of the original purchase price of D-5, plus dividends including the Series D-5 cumulative dividends through the date of payment, plus an additional preference. Concurrent with the Series E Stock issuance on June 12, 2003, the holders of the Series D-5 Stock were entitled to receive an additional preference of an amount per share equal to 43% of the Series D-5 Original Purchase Price plus dividends.

(b)	Redeemable Convertible Preferred Stock

Series B Redeemable Convertible Preferred Stock

On February 7, 2000, the Company issued 2,282,684 shares of Series B Redeemable Convertible Preferred Stock (Series B) to new investors for total proceeds of approximately $2,550. Issuance costs of approximately $90 were paid in connection with the issuance of the Series B Stock and were offset against the Series B proceeds. In connection with the sale of Series B Stock, the Company issued 449,078 shares of common stock to an investment firm as consideration for investment services provided. The Company recorded costs of approximately $269 based on the estimated fair value of the common stock.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

The Company recorded periodic accretion under the effective interest method on the Series B Stock to recognize the excess of the redemption value over the carrying value through June 12, 2008. The accretion to the redemption value has been based on the estimated fair market value of the Series B Stock on the as if converted basis as of November 19, 2004, the date of the Company’s initial public offering. The estimated fair market value was used as the redemption price as it reflected the highest redemption value as of the year end.

Series C Redeemable Convertible Preferred Stock

On July 21, 2000, the Company received a $2,125 convertible bridge loan (the “Bridge Loan”) from new and existing investors. The loan accrued interest at 8%. Upon the closing of the next round of financing, the outstanding balance plus accrued interest was convertible into shares of preferred stock, at a conversion rate based on the per share price of that round.

On October 13, 2000, the Company issued 5,830,174 shares of Series C Redeemable Convertible Preferred Stock (Series C Stock) for total proceeds of $6,060, which included the conversion of the $2,125 Bridge Loan and $40 of accrued interest, into 2,082,608 shares of Series C Stock. Issuance costs of approximately $75 were paid in connection with the Series C Stock and were offset against the Series C Stock proceeds.

On February 6, 2001, the Company issued 746,072 additional shares of Series C Stock for proceeds of approximately $775.

In connection with the October 13, 2000 and February 6, 2001 sales of the Series C Stock, the Company issued warrants to investors to purchase 511,111 and 186,405 shares, respectively, of shares of Series C Stock at an exercise price of $1.04 per share. The warrants were immediately exercisable and expire on February 8, 2006. The Company allocated $448 of the total proceeds to the warrants issued in 2000 and $164 to the warrants issued in 2001, based on the estimated fair value of the warrants using the Black-Scholes Model.

With the issuance of the Series E Redeemable Convertible Preferred Stock on June 12, 2003, the redemption timing for the Series C Stock were amended, effectively changing the mandatory redemption date from October 13, 2005 to the fifth anniversary of the Series E Original Issue Date, June 13, 2008. The Company records periodic accretion under the effective interest method on the Series C Stock to recognize the excess of the redemption price over the carrying value through June 12, 2008. The redemption price is calculated based on 110% of the stated values plus all accrued and unpaid dividends through the date of payment. 110% of the stated value plus all accrued and unpaid dividends was used as the redemption price as it reflected the highest redemption value as of the year end.

Series D and D-1 Redeemable Convertible Preferred Stock

On August 7, 2001, September 10, 2001 and October 11, 2001, the Company issued a total of 9,962,208 shares of Series D Redeemable Convertible Preferred Stock (Series D Stock) and Series D-1 Redeemable Convertible Preferred Stock (Series D-1 Stock) to new and existing investors, for total proceeds of approximately $14,611. Issuance costs of approximately $622 were paid in connection with the Series D and Series D-1 Stock and were offset against the Series D and Series D-1 Stock proceeds. At December 31, 2001 and 2002, there were outstanding, 3,878,720 and 6,083,488 shares of Series D and Series D-1 Stock, respectively.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

In connection with the closing of the sale of the Series D and D-1 Stock, the Company issued warrants to investors to purchase 1,260,629 and 683,639 shares, respectively, of shares of Series D and D-1 Stock at an exercise price of $0.01 per share. The warrants are immediately exercisable and have a term of seven years. In addition, the Company issued 56,048 shares of common stock to an investment firm as consideration for investment services provided. The Company allocated $2,072 and $1,124 of the total proceeds to the Series D and Series D-1 warrants, respectively, based on the estimated fair value of the warrants using the Black-Scholes Model, and allocated $138 of the proceeds to the estimated fair value of the common stock.

With the issuance of the Series E Redeemable Convertible Preferred Stock on June 12, 2003, the redemption timing for the Series D and D-1 Stock were amended, effectively changing the mandatory redemption date from August 7, 2006 to the fifth anniversary of the Series E Original Issue Date, June 12, 2008. Now commencing on June 12, 2008, holders of at least two-thirds of the shares of Series D and D-1 Stock may require the company to purchase all or part of the shares of the Series D and D-1 Stock at a price per share equal to the fair market value of the Series D and D-1 Stock, as established by a third party appraiser. The Company recorded periodic accretion under the effective interest method on the Series D and D-1 Stock to recognize the excess of the redemption price over the carrying value through June 12, 2008. The redemption price is calculated based on the as if converted basis as of December 31, 2003. The estimated fair market value was used as the redemption price as it reflected the highest redemption value as of the year end.

This liquidation preference was calculated based on the stated value plus all accrued and unpaid dividends through the date of payment, plus an additional preference. Concurrent with the Series E Stock issuance, the holders of the Series D-1 Stock are now entitled to receive an additional preference of an amount per share equal to 20% of the Series D-1 Original Purchase Price.

Series D-4 Redeemable Convertible Preferred Stock

In July 2002, the Company issued 730,023 shares of Series D-4 Redeemable Convertible Preferred Stock (Series D-4 Stock) for total proceeds of $3,785. Issuance costs of approximately $15 were paid in connection with the Series D-4 Stock and were offset against the total proceeds. Additionally, the Company increased the number of authorized shares of common stock to 99,440,000.

In connection with the sale of the Series D-4 Stock, the Company issued warrants to purchase 81,048 shares of the Company’s common stock at an exercise price of $0.03 per share. The warrants are immediately exercisable and expire in five years. Because the Company did not complete an initial public offering of its common stock on or before June 30, 2003, the Company issued additional warrants to purchase 64,958 shares of common stock. The Company allocated $945 of the total proceeds to the Series D-4 warrants, based on the estimated fair value of the warrants using the Black-Scholes Model.

On June 12, 2003, in conjunction with the issuance of the Series E Stock (see note below), the Company exchanged 730,023 shares of D-4 Convertible Preferred Stock (Series D-4 Stock) representing all outstanding Series D-4 Stock and 59,263 of Common Stock Shares and/or Warrants and the right to receive additional warrants described above for 1,223,964 shares of Series E Stock, preferred warrants to purchase 244,792 shares of the Series E Stock for $3.72 per share and warrants to purchase 43,619 shares of Common Stock for $0.03 per share and recognized approximately $567 as a deemed dividend for the excess in fair value of the securities received in the exchange compared to the carrying value of the Series D-4 Stock and the fair value of the other securities surrendered. The

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

Company also agreed to pay accrued dividends of $0.466339 per share on the Series D-4 Stock of approximately $92. These dividends were paid on May 25, 2004.

Concurrently, the Company granted 17,459 warrants to purchase Common Stock (June 30, 2003 Warrants) shares for $0.03 per share and 26,161 warrants to purchase Common Stock (December 31, 2004 Warrants) shares for $0.03 per share to the Series D-4 holders. The June 30, 2003 warrants became exercisable on June 30, 2003 and expire in 5 years; however, the warrants automatically terminated and became void at the time of the consummation of the Company’s initial underwritten public offering. The December 31, 2004 warrants became exercisable on December 31, 2004 and expire in five years; however, the warrants automatically terminated and became void at the time of the consummation of the Company’s initial underwritten public offering. The Company also issued 21,785 replacement warrants and certificates to purchase Common Stock shares for $0.03 per share to the former D-4 series holders.

After this transaction, there was no Series D-4 Stock outstanding.

Series E Redeemable Convertible Preferred Stock

On June 12, 2003, the Company issued 8,709,678 shares of Series E Redeemable Convertible Preferred Stock (Series E Stock) for total proceeds of $27,000. Issuance costs of approximately $380 were paid in connection with the Series E Stock and were offset against the total proceeds. Additionally, concurrent with the above transaction, the Company exchanged 730,023 shares of its D-4 Convertible Preferred Stock for 1,223,962 shares of the Series E Stock.

In connection with the sale of and exchange to the Series E Stock, the Company issued preferred warrants to purchase 1,986,730 shares of the Company’s Series E Stock at an exercise price of $3.72 per share. The preferred Series E warrants are immediately exercisable and expire in five years. The Company allocated $1,853 of the total proceeds to the Series E preferred warrants, based on the estimated fair value of the warrants using the Black-Scholes Model.

In connection with the sale and exchange of the Series E Stock, the Company also issued contingent warrants to purchase 364,231 shares of the Company’s Common Stock at an exercise price of $0.03 per share. The contingent warrants became exercisable on June 12, 2004 because the company had not completed its initial public offering as of that date, and these warrants expire in five years from that date. Because the Company did not complete an initial public offering of its common stock on or before June 12, 2004, then for each full month through November 19, 2004, compounding after June 2004, the Company issued additional warrants to purchase shares of common stock on a monthly basis through November 19, 2004 for an aggregate amount of 481,551 shares. The Company allocated $2,541 of the total proceeds to the Common Stock Contingent warrants, based on the estimated fair value of the warrants using the Black-Scholes Model.

The Series E Stock was redeemed, prior and in preference to, any redemption of the Series A, B, C, D, D-1 and D-5 Stock to the extent that the Company has funds legally available for redemption. As of November 19, 2004, the date of the Company’s initial public offering, the redemption price is calculated based on 110% of the Series E Initial Preference (as defined), plus all accrued and unpaid dividends.

Activity of the redeemable convertible preferred stock during the years ended December 31, 2002, 2003 and 2004 was as follows:

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

	Series E Stock		Series D-4 Stock		Series D, D-1 Stock		Series C Stock		Series B Stock		Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants
	(thousands, except per share and share amounts)
Balance, January 1, 2002	—	$—	—	$—	9,962,208	$11,300	6,576,246	$7,077	2,282,684	$3,312	$3,808
Issuance of Series D-4	—	—	730,023	2,840	—	—	—	—	—	—	—
Exercise of warrants to purchase common stock	—	—	—	—	—	—	—	—		—	—
Accretion to preferred redemption value		—	—	158	—	2,621	—	3,308	—	1,873	—

Balance, December 31, 2002	—	$—	730,023	$2,998	9,962,208	$13,921	6,576,246	$10,385	2,282,684	$5,185	$3,808
Exercise of warrants to purchase Series C	—	—	—	—	—	—	165,062	254	—	—	(157)
Exercise of warrants to purchase Series D, D-1	—	—	—	—	628,446	2,765	—	—	—	—	(2,759)
Exchange for Series E units	1,223,962	3,256	(730,023)	(3,120)	—	—	—	—	—	—	—
Issuance of D-5 in connection with acquisition of Avesair, net of costs	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series E stock and warrants, net of costs	8,709,678	22,768	—	—	—	—	—	—	—	—	1,852
Accretion to preferred redemption value	—	1,076	—	122	—	2,469	—	1,465	—	1,506	—

Balance, December 31, 2003	9,933,640	$27,100	—	$—	10,590,654	$19,155	6,741,308	$12,104	2,282,684	$6,691	$2,744
Cancelled Series C	—	—	—	—	—	—	(450)	—	—	—	—
Accretion to preferred redemption value	—	6,703	—	—	—	7,534	—	4,785	—	3,027	—
Conversation of preferred stock into common stock	(9,933,640)	(33,803)	—	—	(10,590,654)	(26,689)	(6,740,858)	(16,889)	(2,282,684)	(9,718)	(2,744)

Balance, December 31, 2004	—	$—	—	$—	—	$—	—	$—	—	$—	$—

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

Effective immediately following the initial public offering, all preferred warrants were converted to common stock warrants. Activity of the warrants to purchase redeemable convertible preferred stock during the years ended December 31, 2002, 2003 and 2004 was as follows:

	Series C Stock		Series D, D-1 Stock		Series E Stock
	Warrants	Exercise price	Warrants	Exercise price	Warrants	Exercise price
Balance, January 1, 2002	697,516	$1.04	894,451	$0.01	—	$—
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—

Balance, December 31, 2002	697,516	$1.04	894,451	$0.01	—	$—
Granted	—	—	—	—	1,986,727	3.72
Exercised	(178,470)	1.04	(628,741)	0.01	—	—

Balance, December 31, 2003	519,046	$1.04	265,710	$0.01	1,986,727	$3.72
Conversion to common stock warrants	(519,046)	(1.04)	(265,710)	(0.01)	(1,986,727)	(3.72)

Balance, December 31, 2004	—	$—	—	$—	—	$—

(c)	Convertible Preferred Stock and Redeemable Convertible Preferred Stock, Rights and Privileges

Dividends

The holders of the shares of Series B Stock, Series C Stock and Series D, D-1, D-2, D-3, D-4, D-5 and Series E Stock are entitled to cumulative dividends at the annual rate of approximately $0.12, $0.10, $0.17, $0.17, $0.25, $0.29, $0.52, $0.52 and $0.31 per share, respectively, payable when declared by the board of directors. Cumulative dividends of $10,306 were declared in 2004 and dividends of $9,768 were paid as of December 31, 2004.

Conversion

Each share of preferred stock is convertible, at any time, at the option of the holder into shares of the Company’s common stock at a specified conversion rate that is subject to adjustment. As of December 31, 2001, 2002 and 2003, each share of the Series A and Series B Stock was convertible into 0.83 of a share of common stock, each share of Series C, D and D-1 were convertible into 0.42 of a share of common stock, and each share of D-2, D-3, D-4, D-5 and Series E Stock was convertible into 0.33 of a share of common stock. All shares of Series A, Series B, Series C and Series D, D-1, D-2, D-3, D-4, D-5 and Series E Stock will automatically convert into shares of common stock (i) immediately prior to an initial public offering which generates net proceeds of at least $20 million, as defined, (ii) upon a written consent of at least two-thirds of the stockholders, or (iii) upon the sale of the Company for at least $20 million in cash or readily marketable securities.

Liquidation Preference

In the event of liquidation, dissolution or winding up of the Company, the holders of Series A, Series B, Series C, Series D, D-1, D-2, D-3, D-4, D-5 and Series E Stock are entitled to a liquidation preference over the holders of the Company’s common stock. The order of liquidation of the preferred and common stock is as follows: Series E, all Series D-5, Series D-4, Series D-3, Series D-2, Series D-1, Series D rank pari passu followed by Series C, Series B and Series A. Series E, Series D-1 and Series D-5 have additional rights. After the holders of the Series A Stock are paid in full, the holders of

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

all series of preferred stock, on an as converted basis, and common stock share equally in any remaining distribution.

Stockholder Agreements

The Company and certain stockholders of the Company entered into an Investor Rights Agreement (the “Agreement”) in connection with the Company’s issuances of preferred stock. The provisions of the Agreement that remain operative following the Company’s initial public offering govern registration rights for certain shares of the Company’s stock.

(8)	Common Stock

On October 13, 2000, the Company effected a two-for-one split of common stock. On October 23, 2001, the Company effected a five-for-four split of common stock. On September 16, 2004, the Company amended its certificate of incorporation and authorized a 1-for-3 reverse stock split. All share and per-share amounts for common stock in the accompanying consolidated financial statements and in the notes to the consolidated financial statements, including stock option information, have been adjusted to reflect the stock splits.

At the closing of the Company’s initial public offering, the Company’s outstanding preferred stock was automatically converted into approximately 13.6 million shares of common stock (see note 7).

Dividends may be declared and paid on common stock shares at the discretion of the Company’s board of directors and are subject to any preferential dividend rights of any current outstanding preferred stockholders. No common stock dividends have been declared or paid through December 31, 2004.

The holder of each share of common stock is entitled to one vote on all matters voted on by the stockholders of the Company.

(a)	Stock Option Plan

1999 Stock Incentive Plan

The Company’s 1999 Stock Incentive Plan (the “1999 Plan”) was adopted by the board of directors in December 1999. Options to purchase a total of 2,109,585 shares of common stock were originally authorized for issuance under the 1999 Plan. On December 19, 2001, the total number of options authorized for issuance under the 1999 Plan was increased to 3,247,332. On July 19, 2002, the total number of options authorized for issuance under the 1999 Plan was increased to 3,997,476 shares. On November 13, 2002, the total number of options authorized for issuance under the 1999 Plan was increased to 6,164,142 shares. On May 13, 2004, the total number of options authorized for issuance under the Plan was increased to 7,830,809. The 1999 Plan provides for grants of stock-based awards from time to time to employees, officers, directors and consultants of the Company at exercise prices determined by the board of directors.

For incentive stock options, the exercise price must be at least equal to fair market value at the date of grant. For nonqualified stock options, the option may be granted with an exercise price less than fair market value. Options granted under the 1999 Plan generally vest over a four-year period and expire ten years from the grant date. Approximately 78,441 and 2,407,682 options were available for future grant under the 1999 Plan as of December 31, 2002 and 2003, respectively. As of November 19, 2004, no additional options were available for grant under the 1999 Plan due to the adoption of the Company’s 2004 Equity Incentive Plan (the “2004 Plan”).

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

2004 Equity Incentive Plan

The 2004 Plan was adopted by the board of directors and approved by the stockholders in September 2004. Options to purchase a total of 3,000,000 shares of common stock were originally authorized for issuance under the 2004 Plan, which amount may be increased by up to an additional 5,943,992 from the following sources: (1) shares subject to options or other awards outstanding under the 1999 Plan as of the date of its termination which expire or otherwise terminate for any reason, without having been exercised or settled in full and (2) shares acquired under the 1999 Plan forfeited to us on or after the date of its termination. The 2004 Plan provides for grants of stock-based awards from time to time to employees, officers, directors and consultants of the Company at exercise prices determined by the board of directors.

For incentive stock options, the exercise price must be at least equal to fair market value at the date of grant. For nonqualified stock options, the option may be granted with an exercise price less than fair market value. Options granted under the 2004 Plan generally vest over a period to be determined by the administrator and expire ten years from the grant date. As of December, 31, 2004, 3,037,557 options were available for future grant under the 2004 Plan. No options were available for future grant under the 2004 Plan as of December 31, 2002 and 2003.

The following table summarizes the activity for stock options granted to employees and non-employees for the years ending December 31, 2002, 2003 and 2004:

	Number of options	Weighted average exercise price	Range of exercise
Balance, January 1, 2002	2,205,888	$1.92	$0.012-7.56
Granted	1,880,534	8.85	3.90-15.60
Exercised	—	—	—
Forfeited	(167,388)	2.46	0.60-7.56

Balance, December 31, 2002	3,919,034	5.10	0.012-15.60
Granted	811,217	11.52	5.88-14.04
Exercised	(414,092)	0.68	0.60-3.48
Forfeited	(559,699)	8.58	0.60-15.60

Balance, December 31, 2003	3,756,460	6.12	0.012-15.60
Granted	3,741,991	6.36	2.31-16.00
Exercised	(283,457)	1.30	0.02-14.04
Forfeited	(585,525)	9.93	0.60-16.00

Balance, December 31, 2004	6,629,469	$6.12	$0.012-16.00

Weighted average grant date fair value is $8.94, $11.87 and $12.36 as of December 31, 2002, 2003 and 2004, respectively.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

Information regarding options outstanding at December 31, 2004 is as follows:

	Options Outstanding		Options Exercisable
Exercise prices	Number of options	Weighted average remaining contractual life	Number of options	Weighted average exercise price
$ 0.60	506,621	5.22	506,621	$0.60
$ 1.80	580,182	6.29	519,303	1.80
$ 2.31	318,153	9.55	79,538	2.31
$ 3.12	175,652	6.77	145,049	3.12
$ 3.90	123,207	7.11	91,160	3.90
$ 5.88	3,119,184	9.25	157,769	5.88
$ 7.56	17,002	6.97	12,750	7.56
$ 7.80	953,071	7.30	667,291	7.80
$ 10.00	165,000	9.82	—	—
$ 14.04	398,829	8.22	199,329	14.04
$ 15.60	56,829	7.74	30,941	15.60
$ 16.00	215,739	9.80	—	—

	6,629,469	8.27	2,409,751	$4.87

As of December 31, 2002, 2003 and 2004, the weighted average remaining contractual life of the options outstanding was approximately 2.7, 1.8, and 8.3 years, respectively. Options to purchase 1,343,831, 2,085,457 and 2,409,751 shares of common stock with a weighted average exercise price of $3.18, $4.53 and $4.87 were exercisable at December 31, 2002, 2003 and 2004, respectively.

(b)	Other Stock Compensation

The Company accounts for equity grants issued to non-employees at fair values, in accordance with the provisions of SFAS No. 123 and EITF No. 96-16, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Compensation expense relating to such equity issuances is recognized over the applicable vesting period of the options, warrants, or stock, in accordance with the method prescribed by FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option of Award Plans.

During 2003, the Company recorded approximately $2.0 million in compensation expense related to the cashless exercise of approximately 414,092 stock options by a certain group of key employees in connection with the sale of Series E preferred stock. Of the 414,092 stock options, 290,843 represent the net shares issued and 123,249 represent stock options given as consideration for the cashless exercise. Additionally, 227,754 stock options were re-priced and immediately exercised by certain key employees whose existing stock options were at an exercise price significantly above other key employees and who had been employed by the Company for a longer period of time. The re-pricing was completed to compensate these key employees for their past performance. Based on FIN No. 44, the Company accounted for the reduced price options on a variable cost basis from the date of modification through the date of exercise, forfeiture or expiration. As a result, the Company immediately recognized as compensation expense the difference between the fair market value and the post re-pricing exercise price. The compensation expense is a component of the $2.0 million.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

Restricted Common Stock

On December 30, 1999, and January 2, 2000, the Company granted 563,319 and 27,573 shares, respectively, of restricted common stock to an advisor of the Company. The Company has the right to repurchase the shares upon termination of advisory board services. The restrictions lapse and the stock vests over a three-year period. Accordingly, compensation expense of approximately $814 and $1,467 has been recorded for the years ended December 31, 2001 and 2002, respectively, based on the estimated fair value of the previously unvested stock at the end of each period. At December 31, 2001 and 2002, a total of 393,928 and 590,891 shares, respectively, have vested and are considered issued.

Options to Non-Employees

During 2002, 2003 and 2004, the Company granted to non-employees 99,975, 33,500 and 86,600, respectively, options to purchase common stock of the Company, pursuant to the Plan. The estimated fair value of the options was determined using the Black-Scholes Model (see note 2(q)).

The Company recorded compensation expense relating to the options of approximately $3,616, $593 and $1,232, respectively, for the years ended December 31, 2002, 2003 and 2004.

Stock Purchase Warrants

During 2002, warrants to purchase 35,766 shares of common stock were granted to certain service providers with exercise prices ranging between $0.03 and $15.60, and terms ranging between 5 and 9 years. The estimated fair value of the warrants has been determined using the Black-Scholes Model.

The following table summarizes the activity for warrants to purchase common stock, including warrants granted in connection with the long-term debt (see note 6) for the years ending December 31, 2002, 2003 and 2004:

	Number of shares	Weighted average exercise price	Range of exercise
Balance, January 1, 2002	347,734	$0.84	$0.03-4.95
Granted	116,813	1.38	0.03-15.60

Balance, December 31, 2002	464,547	0.93	0.03-15.60
Granted	499,925	1.53	0.03-14.04
Exercised	(83,596)	0.03	0.03-15.60

Balance, December 31, 2003	880,876	1.29	0.03.15.60
Granted	106,822	4.69	0.03-5.88
Contingent warrant issuances	136,618	0.03	0.03
Conversion of preferred stock warrants	989,230	8.16	0.03-11.16
Exercised	(332,623)	0.03	0.03

Balance, December 31, 2004	1,780,923	$4.81	$0.03-15.60

(9)	Write-Off of Deferred Initial Public Offering Costs

The Company has been following a policy of deferring those incremental costs associated with its efforts to execute an initial public offering of its common stock. Due to a number of factors, the

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

offering was delayed. In accordance with SEC SAB Topic 5, the Company wrote off $1,307 of deferred costs to expense in 2002 related to its initial public offering. This expense is reported in the general and administration expense line in the accompanying consolidated statements of operations.

(10)	Income Taxes

The Company did not have any income tax expense or benefit for the years ended December 31, 2002, 2003 and 2004. The difference between the expected income tax benefit for the years ended December 31, 2002, 2003 and 2004, computed by applying the U.S. federal income tax rate of 35%, and actual income tax benefit, is as follows:

	2002	2003	2004
	(in thousands)
Expected Federal income tax benefit	$(10,153)	$(7,077)	$(3,584)
Permanent differences	28	154	45
State tax, net of Federal benefit	(859)	(989)	(505)
Increase in valuation allowance	10,984	7,912	4,044

Income tax expense	$—	$—	$—

At December 31, 2003 and 2004, the components of the net deferred tax asset approximated the following:

	2003	2004
	(in thousands)
Deferred tax assets:
Accrued compensation	$2,104	$4,795
Accrued expenses	5,540	725
Capitalized costs	724	1,896
Deferred revenue	—	—
Depreciation	21	—
Net operating loss	32,025	37,070
Other	75	144

Total deferred tax assets	40,489	44,630
Valuation allowance	(33,626)	(38,545)

Net deferred tax assets	6,863	6,085
Deferred tax liabilities:
Depreciation	—	(1,555)
Acquired intangibles	(855)	(524)
Other	(6,008)	(4,006)

Total deferred tax liabilities	(6,863)	(6,085)

Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon such factors as the lack of a significant history of material profits, possible increases in expense levels to support the Company’s growth, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carryback capacity to realize the deferred tax assets, and the uncertainty regarding the market acceptance of new product offerings, management does not believe it is more likely than not that the Company will realize the benefits of these net deferred tax assets. Therefore, a full valuation allowance against the net deferred tax assets has been provided at December 31, 2003 and 2004.

The net changes in the total valuation allowance, for the years ended December 31, 2003 and 2004 were an increase of $7,021 and $4,919, respectively. Approximately $1,389 and $4,326 of the valuation allowance relates to deferred tax assets acquired as a result of the Reason and Simplexity purchases, respectively. Any subsequent recognition of these Reason and Simplexity deferred tax assets will be applied to reduce goodwill and other intangibles.

As of December 31, 2004, the Company had approximately $92.6 million of federal net operating losses (NOL) carry forwards. Due to ownership changes, certain of these NOL carryforwards are subject to limitations under Section 382 of the Internal Revenue Code. Generally, these limitations restrict the availability of NOL carryforwards on an annual basis. The net operating loss carryforwards will begin to expire in 2019.

(11)	Segment Information

The Company’s reportable segments are strategic business units that offer different products and services. The Company classifies its business into three segments: Wireless Activation and Services; MVNO Services; and Data Services. The Company’s management evaluates revenues and cost of revenues for these three segments. A significant portion of the Company’s operating expenses are shared between these segments and therefore, management analyzes operating results for these segments on a combined basis. Management does not review any report presenting segment balance sheet information. The accounting policies for the segments are the same as those described in the summary of significant accounting policies (see note 2). No transactions between segments exist.

Revenue and cost of revenues for the Company’s three business units is presented below:

	2002	2003	2004
	(in thousands)
Revenue:
Wireless activation and services	$49,166	$91,168	$147,527
MVNO services	5,621	36,060	49,332
Data services	8,221	8,908	7,341

Total revenues	$63,008	$136,136	$204,200

Cost of revenues, excluding depreciation and amortization:
Wireless activation and services	$30,129	$45,359	$83,061
MVNO services	3,427	27,222	31,078
Data services	5,837	3,932	1,765

Total cost of revenues	$39,393	$76,513	$115,904

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

(12)	Commitments and Contingencies

Operating Leases

The Company leases office and warehouse space under various operating leases through 2009. Rent expense was approximately $851, $949 and $1,088 for the years ended December 31, 2002, 2003 and 2004, respectively. Minimum future lease payments under these operating leases as of December 31, 2004, are:

December 31,	(in thousands)
2005	$1,099
2006	1,076
2007	1,111
2008	771
2009	339
Thereafter	—

Total	$4,396

Contractual Commitments

The Company has entered into contracts in which the Company has agreed to pay to online distribution channel partners marketing fees based on revenues generated, as defined, from the delivery of customers to the Company’s wireless device and activation services. These agreements expire in periods ranging from one to two years. As of December 31, 2002, 2003 and 2004, the Company paid marketing fees of $12,259, $24,514 and $40,334 respectively.

Legal Matters

The company is subject to litigation, claims and assessments in the normal course of business including those arising from business combinations. The company does not believe that any existing or anticipated litigation, claims or assessments will have a material affect on the consolidated financials statements.

On August 5, 2004, Avesair, Inc., one of the companies the assets of which the Company acquired, filed suit against the Company demanding, among others matters, that the Company issue it shares of the Company’s common stock valued at approximately $4,000 as additional consideration for the acquisition. This amount represents the maximum number of shares of common stock that Avesair could earn for achieving certain performance-based targets under the agreement pursuant to which the Avesair assets were purchased. As described in note 4(c), the Company believes Avesair failed to achieve the performance based targets and intends to vigorously contest this matter. However, any adverse resolution of this matter could have a material adverse impact on the Company’s financial results.

(13)	Related-Party Transactions

Receivable from Stockholder

During 2001, the Company loaned $1,000 to the founder and CEO of the Company. The loan had an interest rate of 6% and was paid in full on November 30, 2004. As of December 31, 2004, the loan earned $179 of cumulative interest income. The loan was secured by the stockholder’s shares of common stock of the Company.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

(14)	InPhonic, Inc., 401(k) Plan

On January 1, 2001, the Company adopted a 401(k) Plan to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) plan provides tax-deferred salary deductions of up to 15% of compensation for eligible employees. Employees are eligible to participate once they have completed one hour of service. The Company may make discretionary matching contributions to the 401(k) plan. The Company did not make any discretionary matching contributions during 2002, 2003 and 2004.

(15) Subsequent Events

On January 4, 2005, the Company acquired certain assets and assumed certain obligations of A1 Wireless USA, Inc. (“A1 Wireless”) in a transaction accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. A1 Wireless is an activator of wireless services and devices on the Internet. A1 Wireless sells wireless services and devices to consumers through branded partner websites that it creates and manages, and through sophisticated online search advertising campaigns. The results of A1 Wireless’ operations will be included in the Company’s financial statements effective January 1, 2005 and will be reported in the Wireless Activation and Services segment.

The purchase consideration consisted of cash and issue stock for an aggregate value of $16.7 million. At the closing, the shareholders of A1 Wireless received approximately $10.7 million in cash and 160,226 shares of InPhonic’s common stock. Additionally, the shareholders of A1 Wireless have the potential to earn an additional $4.0 million in cash and 76,298 shares of InPhonic’s common stock conditioned upon achieving certain future operating targets.

The preliminary estimated fair value of assets acquired from A1 Wireless is shown below. The Company has engaged a third-party valuation specialist to perform further assessment of acquired intangible assets and the values allocated to intangible assets below are subject to change and will be finalized in 2005.

(in thousands)
(unaudited)
Tangible Assets
Fixed Assets	300

Intangible Assets
Carrier Relationships	3,000
Non-compete agreements	500
Trade name	1,000
Goodwill	14,400

Total Assets Acquired	19,200

Less: Liabilities Assumed	2,500

Aggregate Purchase Price	16,700

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

(16) Quarterly Results (unaudited)

The following sets forth unaudited selected financial data on a quarterly basis for the years ended December 31, 2003 and 2004.

	Year Ended December 31, 2004
	Q1	Q2	Q3	Q4
Revenues	$40,076	$50,102	$54,061	$59,961
Cost of Revenues	22,976	28,096	30,816	34,016
Income (loss) from operations	(4,672)	(2,802)	(967)	(1,179)
Net income (loss)	(4,784)	(2,924)	(1,142)	(1,389)
Net loss attributable to common stockholders	(6,899)	(6,466)	(11,014)	(7,909)
Basic and diluted earnings (loss) per share	(0.60)	(0.56)	(0.94)	(0.37)
Basic and diluted weighted average shares:	11,547,514	11,576,364	11,720,861	21,385,595

	Year Ended December 31, 2003
	Q1	Q2	Q3	Q4
Revenues	$23,886	$25,737	$31,767	$54,746
Cost of Sales	12,972	18,600	22,675	22,266
Income (loss) from operations	(4,354)	(12,549)	(10,612)	8,413
Net income (loss)	(4,523)	(12,731)	(11,305)	8,337
Net loss attributable to common stockholders	(6,207)	(15,118)	(12,783)	6,577
Basic and diluted earnings (loss) per share	(0.58)	(1.39)	(1.15)	0.25
Basic and diluted weighted average shares:	10,650,939	10,839,593	11,159,844	26,093,996	*

*	Basic and diluted weighted average shares are computed under the fully dilutive method

On November 19, 2004 the Company closed its initial public offering in which it sold 6,500,000 shares of its common stock at a price of $19.00 per share (see note 3).

Prior to the fourth quarter of 2003, the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB No. 101, required us to defer 100% of our revenues from carriers until the expiration of any applicable commission chargeback period, which typically ranges from 120 to 210 days depending on the wireless carrier. SAB No. 101 permitted us to recognize these deferred revenues once we had sufficient historical evidence to accurately estimate and reserve for future deactivations, which historical evidence we obtained by the fourth quarter of 2003. As a result, in the three months ended December 31, 2003, we recorded the cumulative revenues previously deferred of $17.3 million and provided a reserve for future deactivations based on historical experience (see note 2(h)).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

InPhonic, Inc. and subsidiaries:

Under date of March 8, 2005 we reported on the consolidated balance sheets of InPhonic, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in this annual report on Form 10-K. Our report includes an explanatory paragraph that states that the Company adopted the provisions of Emerging Issues Task Forces Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” effective July 1, 2003, and Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” effective January 1, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

McLean, Virginia

March 8, 2005

S-1

INPHONIC, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other account		Deductions	Balance at end of period
	(in thousands)
Year ended December 31, 2002
Deferred tax asset valuation allowance	$9,918	$10,857	$5,830	(a)	$—	$26,605
Reserve for doubtful accounts	1,510	(1,310)	—		—	200
Year ended December 31, 2003
Deferred tax asset valuation allowance	26,605	6,734	287	(a)	—	33,626
Reserve for doubtful accounts	200	46	—		—	246
Year ended December 31, 2004
Deferred tax asset valuation allowance	33,626	4,919	—		—	38,545
Reserve for doubtful accounts	246	706	—		—	952

(a) Represents deferred tax asset valuation allowance arising from business combinations

S-2