Form 10-Q
period 2005-03-31
INPHONIC INC
filed 2005-05-16
CIK 1133324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarter ended March 31, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number 000-51023

INPHONIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2199384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1010 Wisconsin Avenue, Suite 600, Washington, DC	20007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 333-0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐.    No  ☒.

The registrant had 33,065,531 shares of Common Stock outstanding as of April 26, 2005.

INPHONIC, INC.

INDEX

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

INPHONIC, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share amounts)

	December 31, 2004	March 31, 2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	100,986	84,776
Short-term investments	—	4,967
Accounts receivable, net of allowance for doubtful accounts of $952 and $1,162, respectively	19,039	29,014
Inventory, net	10,860	15,989
Prepaid expenses	11,434	2,050
Deferred costs and other current assets	2,391	2,588

Total current assets	144,710	139,384
Restricted cash and cash equivalent	500	500
Property and equipment, net	5,975	6,790
Goodwill	9,479	22,791
Intangible assets, net	1,490	5,745
Deposits and other assets	1,635	1,785

Total assets	163,789	176,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	16,922	20,309
Accrued expenses and other liabilities	23,502	25,478
Short-term capital lease	279	238
Deferred revenue	10,723	14,426

Total current liabilities	51,426	60,451
Long-term capital lease	261	222

Total liabilities	51,687	60,673

Stockholders’ equity:
Common stock, $0.01 par value
Authorized 200,000,000 shares at December 31, 2004 and March 31, 2005; issued and outstanding 32,252,573 and 33,017,626 shares at December 31, 2004 and March 31, 2005, respectively;	324	331

Additional paid-in capital	238,241	249,448
Accumulated deficit	(126,463)	(133,457)

Total stockholders’ equity	112,102	116,322

Total liabilities and stockholders’ equity	163,789	176,995

See accompanying notes to condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited, in thousands except per share and share amounts)

	Three Months Ended March 31,
	2004	2005
Revenues:
Activations and services	$33,422	$57,242
Equipment	6,654	19,365

Total revenues	40,076	76,607

Cost of revenues, excluding depreciation and amortization
Activation and services	6,029	5,337
Equipment	16,947	40,097

Total cost of revenues	22,976	45,434

Operating expenses:
General and administrative expenses, excluding depreciation and amortization	10,143	18,109
Sales and marketing expenses, excluding depreciation and amortization	10,020	18,406
Depreciation and amortization	1,609	1,777
Restructuring costs	—	149
Total operating expenses	21,772	38,441

Loss from operations	(4,672)	(7,268)

Other income (expense):
Interest income	65	482
Interest expense	(177)	(208)

Total other income (expense)	(112)	274

Net loss	(4,784)	(6,994)
Preferred stock dividends and accretion to preferred redemption value	(2,115)	—

Net loss attributable to common stockholders	$(6,899)	$(6,994)

Basic and diluted net loss per share	$(0.60)	$(0.21)

Basic and diluted weighted average shares outstanding	11,547,514	32,901,398

See accompanying notes to condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance, December 31, 2004	32,252,573	324	238,241	(126,463)	112,102
Issuance of common stock in connection with acquisition of A1 Wireless	160,226	1	4,150	—	4,151
Costs related to initial public offering	—	—	(203)	—	(203)
Compensation expense on restricted stock and options	—	—	1,360	—	1,360
Severance costs on stock options	—	—	5,259	—	5,259
Exercise of common stock warrants and options	604,827	6	641	—	647
Net Loss	—	—	—	(6,994)	(6,994)

Balance, March 31, 2005	33,017,626	$331	$249,448	$(133,457)	$116,322

See accompanying notes to condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2004	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	(4,784)	(6,994)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,609	1,777
Non-cash interest expense, net	13	162
Stock-based compensation	224	7,004
Changes in operating assets and liabilities, net of assets and liabilities received from business acquisition:
Accounts receivable	1,134	(9,975)
Inventory	(1,586)	(2,304)
Prepaid expenses	172	(1,316)
Deferred costs and other assets	358	(509)
Accounts payable	2,281	3,387
Accrued expenses and other liabilities	(1,527)	(1,609)
Deferred revenue	(102)	3,703

Net cash used in operating activities	(2,208)	(6,674)

Cash flows from investing activities:
Net cash paid for acquisitions	—	(2,855)
Note receivable from stockholder	(15)	—
Purchase of short-term investments	—	(4,967)
Capitalized expenditures, including internal capitalized labor	(1,402)	(2,078)

Net cash used in investing activities	(1,417)	(9,900)

Cash flows from financing activities:
Principal repayments on debt	(133)	(80)
Proceeds from exercise of warrants and options	—	647
Costs of initial public offering	—	(203)

Net cash (used in) provided by financing activities	(133)	364

Net decrease in cash and cash equivalents	(3,758)	(16,210)
Cash and cash equivalents at December 31, 2003 and 2004, respectively	29,048	100,986

Cash and cash equivalents at March 31, 2004 and 2005, respectively	25,290	84,776

Supplemental disclosure of cash flows information:
Cash paid during the quarter for:
Interest	83	62
Supplemental disclosure of non-cash activities:
Preferred stock dividends and accretion to redemption value	(2,115)	—
Restricted stock issuance	—	78
Issuance of common stock in business acquisitions	—	4,151
Release of funds in escrow related to acquisitions	—	10,700

See accompanying notes to condensed consolidated financial statements

INPHONIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except per share and share amounts)

(1)	The Company and Basis of Presentation

(a)	Business Description

InPhonic, Inc. and its subsidiaries (the “Company”) is an online seller of wireless services and devices to consumers through websites that the Company creates and manages for third parties under their own brands. These third parties include online businesses, member-based organizations and associations and national retailers, whom the Company refers to collectively as marketers. The Company does not generate any revenue for the creation or management of these private-labeled websites. The Company also sells services and devices through its own branded websites, including Wirefly.com. The Company has developed a proprietary e-commerce platform that integrates the merchandising, provisioning, procurement, customer care and billing operations into a single system for the online sale of wireless services and devices. The Company operates as a mobile virtual network operator, or MVNO, under its Liberty Wireless brand, marketing and selling to consumers wireless airtime services it purchases wholesale from a national wireless carrier. Additionally, the Company sells a variety of wireless data services.

(b)	Risk and Uncertainties

The Company’s operations are subject to certain risks and uncertainties including, among others, actual and potential competition by entities with greater financial resources, rapid technological changes, the need to retain key personnel and protect intellectual property and the availability of additional capital financing on terms acceptable to the Company.

The Company has incurred net losses since inception of approximately $(133,457). To date, management has relied on debt and equity financings to fund its operating deficit. The Company may require additional financing to fund future operations.

(c)	Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of InPhonic, Inc. and its subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Because the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles, they should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant of such estimates include reserve for future deactivations, allowance for uncollectible accounts, allowance for rebates, valuation of inventory, inventory returns, estimated useful life of assets, impairment of long-lived assets and goodwill, valuation of deferred tax assets, reserves for contingent tax liabilities and valuation of equity instruments. Actual results could differ from those estimates.

INPHONIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except per share and share amounts)

(2)	Summary of Significant Accounting Principles

(a)	Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2005, cash and cash equivalents consisted of commercial paper and investments in money market demand deposits. The Company maintains bank accounts with federally insured financial institutions. At times, balances at each bank may exceed insured limits.

(b)	Short-Term Investments

During the period ended March 31, 2005, the Company purchased short-term investments, consisting of commercial paper with a maturity of 120 days. The Company classifies liquid investments with a maturity date greater than three months, but less than one year, as short-term investments. During the period ended March 31, 2005, the Company purchased $4,967 of short-term investments.

(c)	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company extends credit to wireless network carriers (“carriers”) on an unsecured basis in the normal course of business. Two carriers accounted for 57% and 50% of accounts receivable as of December 31, 2004 and March 31, 2005, respectively.

For the periods ended March 31, 2004 and 2005, revenues from three carriers, in the Wireless Activation and Services segment, exceeded 10% of the Company’s total revenues.

Revenues from each customer, which exceeded 10% of the Company’s total revenues for the three months ended March 31, 2004 and 2005, are as follows:

	Three Months Ended March 31,
	2004	2005
Customer A (Wireless activation and services) **	11%	22%
Customer B (Wireless activation and services)	23%	19%
Customer C (Wireless activation and services)	10%	*
Customer D (Wireless activation and services)	*	13%

*	Less than 10%
**	Adjusted to reflect the merger between Customer A and another customer

(d)	Inventory

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

(e)	Revenue Recognition

Activations and Services Revenues

The Company provides activation and other services in connection with the Wireless Activation and Services segment, MVNO Services segment and Data Services segment.

Wireless activation and services: The Company generates revenues from wireless carriers who pay commissions, as well as volume and performance-based bonuses, for activating wireless services. The Company recognizes commissions from wireless carriers upon shipment of activated devices to the customer. The Company’s revenues are reduced for estimated deactivations of the wireless services by customers prior to the expiration of a time period that ranges from 120 to 210 days from the date of activation, depending on the wireless carrier. The Company estimates deactivations based on historical experience, which we have developed based on our

INPHONIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except per share and share amounts)

experience with carriers, customer behavior and sources of customers, among other things, allowing us to accrue estimates with a greater degree of certainty. If the Company determines that it cannot accurately predict future deactivation experience, the Company will be required to defer 100% of its carrier commissions revenue until the expiration of the appropriate charge-back period. New channels for which we have insufficient historical data to adequately estimate deactivation experience will be deferred through the expiration period for a period of 24 months, until such time that we can accurately estimate the deactivation experience for the new channel.

The Company negotiates commissions and bonuses with the wireless carriers on an annual basis. The Company bills wireless carriers for volume bonuses on a monthly basis and records these bonuses as deferred revenue at the time of billing. Wireless carriers periodically offer bonuses for achieving monthly volume and performance targets. The Company recognizes these monthly bonuses as earned in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. Revenue is recognized only when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. Amounts collected in cash prior to being earned are recorded as deferred revenue. The Company also charges for devices, shipping and handling. The Company does not sell wireless devices separate from service plans.

The Company has had discrepancies between the activations and deactivations initially reported by the wireless carriers and the activations and deactivations recorded in our internal systems. The Company works with the carriers to resolve these discrepancies. The Company reduces revenue for the discrepancies which it does not expect to favorably resolve, based on our historical experience.

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

The Company accounts for sales arrangements with multiple deliverables with respect to MVNO services in accordance with the provisions of EITF Issue No. 00-21. As a result, the Company is required to account for the sale of a device separately from the provision of services to the customer. Accordingly, the Company recognizes the portion of the fee attributable to the device revenue and related costs, including activation, when the device is delivered to the customer to the extent cash is received in advance. The Company defers the portion of the fee attributable to the provision of services, and recognizes these deferred fees and costs on a straight-line basis over the term of the services. The Company uses the residual value method in allocating revenues between service revenues and device sales based upon the fair value of the services.

In certain indirect distribution arraignments, the fair value of the fee attributable to the service component exceeds the total consideration received. In these circumstances, the entire fee is deferred and recognized over the service period.

The Company offers marketers the ability to sell wireless services or MVNO services to their customers under their own brands using the Company’s e-commerce platform, operational infrastructure and wholesale wireless airtime that the Company purchases, through mobile virtual network enabler (“MVNE”) contracts. The Company receives fees for development of the network platform, as well as for operational support services. Prepaid fees will be deferred until revenue recognition criteria have been satisfied. For the period ended March 31, 2005, the Company recognized revenues of $1,190 related to development and delivery of its first network platform under an MVNE contract, and recorded deferred revenues related to deliverables and services not yet delivered.

Data services: The Company sells data services, including a service that allows customers to access email, voicemail, facsimiles, contacts and personal calendar information through a website or a telephone; wireless email; and mobile marketing services. Revenues are recognized when the services are performed.

INPHONIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except per share and share amounts)

Equipment Revenues

The Company sells wireless devices and accessories in connection with the wireless activation and services and MVNO services segments. This equipment is also sold to indirect retailers to facilitate distribution to MVNO services customers.

Revenues from the sale of devices and accessories to customers and indirect retailers are recognized at the time of sale. Revenue from the sale of devices and accessories in a multiple-element arrangement with services are recognized at the time of sale in accordance with EITF 00-21 when fair value of the services element exists. Customers have the right to return devices within a specific period of time or usage, whichever occurs first. The Company provides an allowance for estimated returns of devices based on historical experience. Return rights of indirect retailers for wireless devices are limited to warranty claims, which are generally covered by the device manufacturers’ original warranty. In connection with wireless activations, the Company sells the customer the wireless devices at a significant discount, which may be in the form of a rebate. Rebates are recorded as a reduction of revenues. The Company recognizes net revenues based on historical experience of rebates claimed. Future experience could vary based upon rates of consumers redeeming rebates.

(f)	Cost of Revenues

The major components of cost of revenues, excluding depreciation and amortization, are:

Activations and Services. Cost of activations and services revenues includes the amounts paid to a wireless carrier for airtime for the MVNO segment and amounts paid to providers of telecommunications and data center services for the data services segment. Amounts paid to wireless carriers for airtime, overage and activations are recognized when the services are performed.

The Company incurs costs related to development of network platforms under MVNO contracts and these costs are deferred until all revenue recognition criteria have been satisfied. During the period ended March 31, 2005, the Company recognized $917 of previously deferred costs related to development and delivery of its first network platform under an MVNE contract.

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

(g)	Restructuring Costs

During the period ended March 31, 2005, and subsequent to the acquisition of A1 Wireless (see note 3(a)), the Company entered into a restructuring plan to take advantage of synergies gained through the acquisition of A1 Wireless and to restructure other operating segments for efficiency purposes. The Company recognized $149 in restructuring costs in the period ended March 31, 2005, $139 of which related to workforce reduction and $10 related to excess facilities. The Company expects to incur future restructuring costs of $149, $131 of which relates to workforce reduction and $18 relates to excess facilities.

(h)	Severance Costs

During the period ended March 31, 2005, the Company entered into transition agreements with two employees pursuant to which they will provide the Company consulting services. In addition to their salary and benefits paid through June 30, 2005 and September 30, 2005, respectively, these employees will receive continued vesting of previously granted stock options through June 30, 2006 and September 30, 2006, respectively. The Company recognized $5,374 in severance costs, which are recorded within general and administrative expenses, in the period ended March 31, 2005, $115 of which related to base salary and related benefits paid during the period and $5,259 in stock compensation costs related to the

INPHONIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except per share and share amounts)

modification of the terms of their original stock options. The Company expects to incur future severance costs of $1,993, $176 of which relates to base salary and related benefits to be paid and $1,817 in stock compensation costs.

(i)	Website and Internal Software Development Costs

The Company accounts for the costs relating to the development of its e-commerce platform for internal use in accordance with AICPA Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00-2, Accounting for Web Site Development Costs.

The Company began developing its e-commerce platform in 1999. Web development costs consist of internal and external costs incurred to purchase and implement the web software and enhancements to the functionality of the web software used in the Company’s business. The Company capitalized a total of approximately $68 and $72 during the periods ended March 31, 2004 and 2005, respectively, relating to the development of the e-commerce platform. In addition, the Company capitalized costs incurred to develop certain internal use software of approximately $628 and $1,048 during the periods ended March 31, 2004 and 2005, respectively. The Company is amortizing the web development costs over a period of 18 months and internal use software costs over a period of 24 months. These costs are included in depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations. Amortization expense on the e-commerce platform and other internal use software development costs were approximately $557 and $708 for the periods ended March 31, 2004 and 2005, respectively.

(j)	Stock-based Compensation

The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25, issued in March 2000, to account for its equity grants to employees. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. All equity-based awards granted to non-employees are accounted for at fair value in accordance with SFAS No. 123.

The following table summarizes the activity for stock options granted to employees and non-employees for the three months ended March 31, 2005:

	Number of options	Weighted average exercise price	Range of exercise
Balance, December 31, 2004	6,629,469	6.12	0.60-16.00
Granted	582,400	25.36	25.36
Exercised	(39,061)	3.52	0.60-15.60
Forfeited	(141,340)	12.78	0.60-25.36

Balance, March 31, 2005	7,031,468	$7.60	$0.60-25.36

The Company’s pro forma net loss applicable to common shares, and pro forma net loss per common share, basic and diluted, is as follows.

INPHONIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except per share and share amounts)

	Three Months Ended March 31,
	2004	2005
Net loss attributable to common shares, as reported	$(6,899)	$(6,994)
Add: Stock-based employee compensation expense included in net loss applicable to common shares, as reported	130	6,643
Less: Total stock-based employee compensation expense determined under fair value based methods for all stock awards, net of related tax effects	(257)	(2,518)

Pro forma net loss attributable to common stockholders	$(7,026)	$(2,869)

Net loss per common share, basic and diluted, as reported	$(0.60)	$(0.21)

Net loss per common share, basic and diluted, pro forma	$(0.61)	$(0.09)

Stock-based compensation has been included in the following line items in the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2004	2005
General and administrative	$206	$6,361
Sales and marketing	18	643

	$224	$7,004

(k)	Restricted Common Stock

On February 17, 2005, the Company granted 60,000 shares of restricted common stock to an employee of the Company. The restrictions lapse as the stock vests over a three-year period. Accordingly, compensation expense of approximately $78 has been recorded for the period ended March 31, 2005. At March 31, 2005, no shares have vested and therefore no shares are considered issued for accounting purposes.

(l)	Net Loss Per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per common share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock. As of March 31, 2004 and 2005, options to purchase 3,823,773 and 7,031,468 shares of common stock, respectively, were outstanding. Due to the anti-dilutive nature of the options, redeemable convertible preferred stock and convertible preferred stock outstanding as of March 31, 2004, there is no effect on the calculation of weighted average shares for diluted net loss per common share. As a result, the basic and diluted net losses per common share amounts are identical.

INPHONIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except per share and share amounts)

The following table reconciles net loss attributable to common stockholders and basic and diluted weighted average common shares outstanding to the pro forma net loss attributable to common stockholders and the pro forma basic and diluted weighted average common shares outstanding for the period ended March 31, 2004 and 2005:

	Three Months Ended March 31,
	2004	2005
Basic and diluted weighted average common shares outstanding	30,827,272	41,050,733
Less: Securities not included in diluted weighted average common shares outstanding as their effect could be anti-dilutive	(19,279,758)	(8,149,335)

	11,547,514	32,901,398

Net loss attributable to common stockholders	$(4,784)	$(6,994)
Less: Dividends on preferred stock	(2,115)	—

Pro forma net loss attributable to common stockholders	$(6,899)	$(6,994)

Basic and diluted weighted average common shares outstanding	11,547,514	32,901,398
Conversion of preferred stock	13,619,536	—

Pro forma basic and diluted weighted average common shares outstanding	25,167,050	32,901,398

(m)	Segment Reporting

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

(n)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123R. The effective date of the new standard under these new rules for the Company is January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

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

INPHONIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except per share and share amounts)

The Company expects to adopt SFAS 123(R) using the modified prospective method.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The full impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and on other factors such as stock price volatility and future employee exercise behavior. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) and earnings per share in note 2(l) to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Because the Company has been in a net operating loss position, it has not been recording any benefits of excess tax deductions as an operating cash flow in its consolidated statements of cash flows.

(o)	Reverse Stock Split

On September 16, 2004, the Company authorized a 1-for-3 reverse stock split. All references to the number and per share amounts relating to the Company’s common shares have been retroactively adjusted to reflect the reverse stock split.

(3)	Business Acquisitions, Intangible Assets and Goodwill

(a)	Acquisition of A1 Wireless

On January 4, 2005, the Company acquired certain assets and assumed certain obligations of A1 Wireless USA, Inc. (“A1 Wireless”) in a transaction accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. A1 Wireless is an activator of wireless services and devices on the Internet. A1 Wireless sells wireless services and devices to consumers through branded partner websites that it creates and manages, and through sophisticated online search advertising campaigns. The results of A1 Wireless’ operations are included in the Company’s financial statements effective January 1, 2005, and are reported in the Wireless Activation and Services segment. As such, no pro forma results have been presented.

The purchase consideration consists of cash and shares of the Company’s common stock for an aggregate purchase price of $18,081, including acquisition costs of $1,800 and contingent consideration of $1,430. At the closing, the Company paid approximately $10,700 in cash and issued 160,226 shares of common stock. The cash consideration of $10,700 was held by an escrow agent as of December 31, 2004 and was paid to A1 Wireless at closing. During the period ended March 31, 2005, A1 Wireless achieved pre-determined operating targets and the Company recorded an additional $1,430 in goodwill and accrued expenses related to fulfillment of the earn out threshold for the period. The Company may be required to pay an additional $3,000 in cash and up to 57,223 shares of the Company’s common stock conditioned upon achieving certain future operating targets. This acquisition enhanced the Company’s existing distribution channels in the wireless activation and services segment.

The preliminary estimated fair value of assets acquired from A1 Wireless is shown below. The Company has engaged a third-party valuation specialist to perform further assessment of acquired intangible assets and the values allocated to intangible assets below are subject to change and the final assessed values of intangible assets and goodwill may vary from the values shown below.

INPHONIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except per share and share amounts)

Tangible Assets
Inventory	$2,825
Fixed Assets	269

Intangible Assets
Other intangible assets	4,500
Goodwill	13,312

Total Assets Acquired	20,906

Less: Liabilities Assumed	(2,825)

Aggregate Purchase Price	18,081

(b)	Acquired Intangible Assets

Intangible assets consisted of the following:

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Software	1,033	1,033	—
Customer contracts	885	839	46
Other	1,575	131	1,444

Total	$3,493	$2,003	$1,490

	March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Software	1,033	1,033	—
Customer contracts	885	885	—
Other	6,075	330	5,745

Total	$7,993	$2,248	$5,745

The Company amortizes the intangible assets on a straight-line basis over periods ranging from one to ten years.

The following table reflects the changes to goodwill by segment for the period ended March 31, 2005:

	Wireless Activations Segment	Data Services Segment	Total
Balance as of December 31, 2004	$9,258	$221	$9,479
Goodwill arising from A1 Wireless acquisition	13,312	—	13,312

Balance as of March 31, 2005	$22,570	$221	$22,791

(4)	Segment Information

The Company’s reportable segments are strategic business units that offer different products and services. The Company classifies its business into three segments: Wireless Activation and Services; MVNO Services; and Data Services. The Company’s management evaluates revenues and cost of revenues for these three segments. A significant portion of the Company’s operating expenses are shared between these segments; therefore, management analyzes operating results for these segments on a combined basis. Management does not review any report presenting segment balance sheet information. No transactions between segments exist.

INPHONIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except per share and share amounts)

Revenue and cost of revenues for the Company’s three business units is presented below:

	Three Months Ended March 31,
	2004	2005
Revenue:
Wireless activation and services	$25,573	$65,531
MVNO services	12,520	9,646
Data services	1,983	1,430

Total revenues	$40,076	$76,607

Cost of revenues, excluding depreciation and amortization:
Wireless activation and services	$14,612	$38,950
MVNO services	7,692	6,227
Data services	672	257

Total cost of revenues	$22,976	$45,434

(5)	Commitments and Contingencies

Contractual Commitments

The Company has entered into contracts pursuant to which the Company has agreed to pay marketing fees to online distribution channel partners based on revenues generated, as defined in the contracts, from the delivery of customers to the Company’s wireless device and activation services. These agreements expire in periods ranging from one to two years. For the periods ended March 31, 2004 and 2005, the Company paid marketing fees of $8,684 and $15,252, respectively and these amounts are included within sales and marketing expenses.

Legal Matters

The company is subject to litigation, claims and assessments in the normal course of business including those arising from business combinations. The company does not believe that any existing or anticipated litigation, claims or assessments will have a material affect on the consolidated financials statements.

On August 5, 2004, Avesair, Inc., one of the companies the assets of which were acquired by the Company, filed suit against the Company demanding, among other matters, that the Company issue to Avesair shares of the Company’s common stock valued at approximately $4 million as of March 31, 2004. The stock demanded by Avesair represents the maximum value of shares that they could have earned for achieving certain performance-based targets under the asset purchase agreement. The Company believes the performance-based targets were not achieved and intends to vigorously contest this matter. However, any adverse resolution of this matter could have a material adverse impact on the Company’s financial results and would result in dilution to the Company’s stockholders.

(6)	Subsequent Events

On April 26, 2005, the Company completed the acquisition of certain assets and liabilities of VMC Satellite, Inc., (“VMC”). VMC is a leading seller of digital broadcast satellite service for DISH Network. The aggregate consideration paid at closing for the net assets acquired was approximately $4,300 in cash and shares of the Company’s common stock having a value of approximately $7,100 at closing. In addition, the Company has agreed to pay up to an aggregate of $5,050 in cash and issue 334,288 shares of the Company’s common stock if VMC attains certain benchmarks between April 26, 2005 and April 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided as a supplement to and should be read in conjunction with the consolidated financial statements and the notes to those statements appearing elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements because of factors discussed elsewhere in this report.

Overview

We are a leading online seller of wireless services and devices based on the number of activations of wireless services sold online in the United States. We sell these services and devices to consumers through websites that we create and manage for online businesses, member-based organizations and associations and national retailers, whom we refer to collectively as marketers. We sell services and devices through our own branded websites, including Wirefly.com. We provide wireless services for consumers through wireless airtime service that we purchase wholesale from Sprint. We provide such services as a mobile virtual network operator, or MVNO, under our Liberty Wireless brand. We offer marketers the ability to sell wireless services or MVNO services to their customers under their own brands using the same e-commerce platform, operational infrastructure and wholesale wireless airtime that we purchase. Additionally, we leverage the relationships we have established with customers through the sale of wireless services from carriers, as well as our MVNO services, to sell a variety of wireless data services. We have developed a proprietary e-commerce platform that integrates merchandising, provisioning, procurement, customer care and billing into a single system for the online sale of wireless services and devices.

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

Our revenues include commissions, bonuses and other payments we receive from wireless carriers in connection with the activation of customers on their networks, as well as payments from customers for wireless services and devices. For the three months ended March 31, 2004, total revenues and net loss were $40.1 million and $4.8 million, respectively. For the three months ended March 31, 2005, total revenues and net loss were $76.6 million and $7.0 million, respectively. Revenues from our top three wireless carriers represented 44% and 54% of our total revenues for the first quarter 2004 and 2005, respectively. During our limited history of operations, we have incurred significant losses and had negative cash flow from operations. As of March 31, 2005, we had an accumulated deficit of $133.5 million and a total stockholders’ equity of $116.3 million. We are depending upon our ability to continue to increase our revenues at a faster pace than our operating expenses in order to reduce our net loss or achieve profitability in the future. The industry trends that affect our business are the growth of the Internet, as well as activations of wireless services and MVNO services.

Since we began operations in 1999, we have grown our business, expanded our services and broadened our customer base through internal growth and acquisitions. We expect to continue to be opportunistic in our acquisition of strategic assets as we seek to build our business. In evaluating potential acquisitions, we must assess our expectations regarding the impact of a transaction on our revenues and net income, among many other factors. We cannot assure that acquisitions that we have completed in the past or any acquisitions that we may complete in the future will have a positive impact on our revenues, net income or the valuation of our common stock.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and related notes, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our consolidated financial statements and the related notes requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about our revenues, cost of revenues and the carrying values of assets and liabilities that are not readily apparent from other sources. Because this can vary in each situation, actual results may differ from the estimates under different assumptions and conditions. The most significant of these estimates include:

•	Revenue recognition;

•	Cost of revenues;

•	Inventory valuation;

•	Stock-based compensation;

•	Goodwill and intangible assets;

•	Long-lived assets; and

•	Income taxes.

We believe the following critical accounting policies are affected by our more significant judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

Activations and Services Revenues

We provide activation and other services in connection with the wireless activation and services segment, MVNO services segment and data services segment.

Wireless Activation and Services. In our wireless activation and services (“WAS”) segment, we generate revenues from wireless carriers, who pay us commissions, as well as volume and performance-based bonuses for activating wireless services on their networks. We may also charge for devices, shipping and handling.

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

New channels for which we have insufficient historical data to adequately estimate deactivation experience will be deferred through the expiration period for a period of 24 months, until such time that we can accurately estimate the deactivation experience for the new channel. If there is not sufficient historical evidence to accurately estimate and reserve for future deactivations, the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, or SAB No. 104, require us to defer 100% of our revenues from carriers until the expiration of any applicable commission chargeback period.

We will continue to monitor our deactivation experience on a quarterly basis. Should we determine that we cannot accurately predict future deactivation experience, we will be required to defer 100% of our carrier commission revenue until the expiration of the appropriate charge-back period.

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

We have had discrepancies between the activations and deactivations initially reported by the wireless carriers and the activations and deactivations recorded in our internal systems. We work with the carriers to resolve these discrepancies. We reduce revenues for the discrepancies which we do not expect to favorably resolve, based on our historical experience.

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

For sales arrangements with multiple deliverables with respect to our MVNO services, we are required to account for the sale of a device separately from the provision of services to the customer. According to the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, we defer the portion of the fee attributable to the provision of services, and recognize these deferred fees and costs on a straight-line basis over the term of the services. We use the residual value method in allocating revenues between service revenues and device sales.

In some indirect distribution arrangements, the fee attributable to the provision of services exceeds the total consideration received. In these circumstances, the entire fee is deferred and recognized on a straight-line basis over the term of service when the customer activates the service.

We offer marketers the ability to sell wireless services or MVNO services to their customers under their own brands using our e-commerce platform, operational infrastructure and wholesale wireless airtime that we purchase, through MVNE contracts. We receive fees for production of the network platform, as well as for operational support services. We defer the fees attributable to the production of the network platform until the customer accepts delivery of the platform and all revenue recognition criteria have been satisfied. We also defer the fees attributable to the provision of services, and recognize these deferred fees and costs on a straight-line basis over the term of the services. For the period ended March 31, 2005, we have recognized revenues related to completion of certain deliverables under MVNE contracts, as well as deferred revenues related to deliverables and services not yet completed. During the period ended March 31, 2005, we recognized $917 of previously deferred costs related to development and delivery of its first network platform under an MVNE contract.

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

Revenues for data services are recognized when the services are provided.

Equipment Revenues

We sell wireless devices and accessories in connection with our WAS and MVNO services segments. This equipment is also sold to indirect retailers to facilitate distribution to our MVNO services customers.

Revenues from the sale of wireless devices and accessories to our customers and indirect retailers are recognized at the time of sale. Customers have the right to return devices within a specific period of time or usage, whichever occurs first. We provide an allowance for estimated returns on devices based on historical experience. Return rights of indirect retailers for wireless devices are limited to warranty claims, which are generally covered by the device manufacturers’ original warranty. In connection with wireless activations, we sell the customer the wireless devices at a significant discount, which may be in the form of a rebate. Rebates are recorded as a reduction of revenues. We recognize net revenues based on our historical experience of rebates claimed. Future experience could vary based upon rates of consumers redeeming rebates.

Cost of Revenues

The major components of our cost of revenues, excluding depreciation and amortization, are:

Activations and Services. Cost of activations and services revenues includes the amounts paid to a wireless carrier for airtime for our MVNO segment and amounts paid to providers of telecommunications and data center services for our data services segment. Amounts paid to wireless carriers for airtime, overage and activations are recognized when the services are performed.

For sales arrangements with multiple deliverables with respect to our MVNO services, we are required to account for the sale of a device separately from the provision of services to the customer. According to the provisions of EITF Issue No. 00-21, we defer the portion of the fee and costs attributable to the provision of services, and recognize these deferred fees and costs on a straight-line basis over the term of the services. We use the residual value method in allocating revenues and costs between service revenues and device sales.

Equipment. We purchase wireless devices and accessories from wireless carriers, device manufacturers and third-party vendors to sell to our customers and indirect retailers in connection with our WAS and MVNO services segments. We sell these wireless devices and accessories at a price below our cost to encourage the sale and use of our services. We do not manufacture any of this equipment.

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

Stock-based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and comply with the disclosure provisions of Statement of Financial Accounting Standard, or SFAS, No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure, Amendment to SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the stock and the exercise price of the option. We account for stock and stock options issued to non-employees in accordance with the provisions of EITF Consensus on Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services. To the extent the exercise of these warrants and options are contingent upon performance, total compensation expense will fluctuate with our stock price. Compensation and services expense are recognized over the vesting period of the options or the periods the related services are rendered, as appropriate. As discussed more fully in note 2(l) of the notes to our consolidated financial statements, as a result of the issuance of SFAS No. 123(R), we expect to begin to expense the fair value of our options in the first quarter of 2006. The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants.

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

For purposes of performing our annual SFAS No. 142 analysis, we identify our reporting units either at the segment level or one level below the segment level, depending on the segment. For the WAS segment and the MVNO segment, we evaluate goodwill for impairment at the segment level. For the data services segment, we evaluate goodwill for impairment at one level below the segment. We determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to these reporting units as of December 31, 2004. We determined the estimated fair value of each reporting unit and compared it to the carrying amount of the reporting unit. As a result of this comparison, no indication that the reporting units’ fair values were less than their carrying values was noted. In the future, to the extent the carrying amount of a reporting unit exceeds the fair value of such reporting unit, an indication would exist that such reporting unit’s goodwill may be impaired, and we would be required to perform the second step of the impairment test. In the second step, we must determine the implied fair value of the reporting unit goodwill and compare this implied fair value to the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of the analysis. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

The calculation of fair value in accordance with SFAS Nos. 142 and 144 includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. Our estimates of anticipated future income and cash flows used in determining fair value could be reduced significantly in the future due to changes in technologies, regulation, available financing, competition or other circumstances. As a result, the carrying amount of our long-lived assets could be reduced through impairment charges in the future. Additionally, changes in estimated future cash flows could result in a shortening of estimated useful lives for long-lived assets including intangibles.

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

Segment Overview

We manage our business through three reportable segments: wireless activation and services; MVNO services; and data services. Through our WAS segment, we sell and activate wireless services and devices through private-labeled websites that we create and manage for marketers as well through our own branded websites. The wireless carriers pay us commissions and bonuses for activating these wireless services. In our MVNO services segment, we operate as an MVNO, and market and sell to consumers our own branded wireless services based on wireless airtime minutes that we purchase wholesale from Sprint. We sell devices to consumers in connection with our WAS segment and our MVNO services segment. We provide subscribers with real-time wireless access to work and personal information, including email, calendar, corporate directories, personal contacts and documents in addition to wireless entertainment and content through our data services segment.

Under U.S. generally accepted accounting principles, the required presentation of our financial results is different from our reportable segments in certain respects. Our activations and services revenues and our cost of activations and services revenues include revenues and costs from each of our three segments: WAS segment; MVNO services segment and data services segment. Our equipment revenues and cost of equipment revenues includes equipment sold in connection with our WAS and our MVNO services segments. The following is a discussion of our results of operations by reportable segment. A discussion of our results of operations by line item of our statement of operations follows the segment discussion.

For the first quarter of 2004, revenues from our WAS segment, MVNO services segment and our data services segment were $25.6 million, $12.5 million and $2.0 million, respectively and represented 64%, 31% and 5% of our total revenues, respectively. For the first quarter of 2005, revenues from our WAS segment, MVNO services segment and our data services segment were $65.5 million, $9.7 million and $1.4 million, respectively and represented 86%, 13% and 2% of our total revenues, respectively.

The following is a summary of our results of operations for our reportable segments for the three months ended March 31, 2004 and 2005:

	Three Months Ended March 31,
	2004	2005
Revenue:
Wireless activation and services	$25,573	$65,531
MVNO services	12,520	9,646
Data services	1,983	1,430

Total revenues	$40,076	$76,607

Cost of revenues, excluding depreciation and amortization:
Wireless activation and services	$14,612	$38,950
MVNO services	7,692	6,227
Data services	672	257

Total cost of revenues	$22,976	$45,434

Comparison of the Three Months Ended March 31, 2004 and 2005 By Reportable Segment

Revenues

Total revenues increased 91% to $76.6 million for the first quarter of 2005 from $40.1 million for the first quarter of 2004. Revenues from the WAS segment increased 156% to $65.5 million for the first quarter of 2005, from $25.6 million for the first quarter of 2004. Revenues from the MVNO services segment decreased 23% to $9.6 million for the first quarter 2005, from $12.5 million for the same period of 2004. Revenues from the data services segment decreased 28% to $1.4 million for the first quarter of 2005, from $2.0 million for the first quarter of 2004. For the three months ended 2005, revenues from our top three wireless carriers represented 54% of our total revenues. The majority of the increase in total revenues is attributable to increases in business volume, as a result of increased activations in the WAS segment and the acquisition of A1 Wireless in January 2005, partially offset by a reduction in subscribers in the MVNO services and data services segments.

Wireless Activation and Services Segment (WAS)

Our revenues from the WAS segment increased 156% to $65.5 million for the first quarter of 2005 from $25.6 million for the first quarter of 2004. The increase was primarily attributable to an increase in the number of activations year over year, which was partially due to the acquisition of A1 wireless in January 2005. WAS revenues may vary from period to period based on our promotional efforts, which includes subsidizing the costs of the devices purchased by our customers.

MVNO Services Segment

Our revenues from the MVNO services segment decreased 23% to $9.6 million for the first quarter of 2005 from $12.5 million for the first quarter of 2004. The decrease was primarily attributable to a decrease in the number of subscribers to our Liberty Wireless service and offset by revenues related to MVNE contracts. During the first quarter 2005, we recognized $1.2 million in revenues related to development and delivery of its first network platform under MVNE contracts.

Data Services Segment

Our revenues from the data services segment decreased 28% to $1.4 million for the first quarter of 2005 from $2.0 million for the first quarter of 2004 due to a decrease in the number of subscribers to our data services, year over year.

Cost of Revenues

Total cost of revenues increased 98% to $45.4 million for the first quarter of 2005 from $23.0 million for the same period of 2004. Cost of revenues from the WAS segment increased 167% to $38.9 million for the first quarter of 2005, from $14.6 million for the first quarter of 2004. Cost of revenues from the MVNO services segment decreased 19% to $6.2 million for the first quarter of 2005, from $7.7 million for the first quarter of 2004. Cost of revenues from the data services segment decreased 62% to $0.3 million for the first quarter of 2005, from $0.7 million for the first quarter of 2004. The majority of the increase in total cost of revenues is attributable to increases in business volume, as a result of increased activations in the WAS segment, partially offset by a reduction in subscribers in the MVNO services and data services segments.

Wireless Activation and Services Segment (WAS)

Our cost of revenues from the WAS segment increased 167% to $38.9 million for the first quarter of 2005 from $14.6 million for the first quarter of 2004. The increase was attributable to an increase in volume of activations and an increase in the average cost of the equipment. As a percentage of WAS revenues, cost of revenues increased from 57% for the three months ended March 31, 2004 to 59% for the same period of 2005 due to higher phone subsidies to the consumer.

MVNO Services Segment

Our cost of revenues from the MVNO services segment decreased 19% to $6.2 million for the first quarter of 2005 from $7.7 million for the same period of 2004. The decrease was attributable to a decrease in the number of subscribers to our Liberty Wireless service, which also resulted in decreased volume discounts on airtime usage from a wireless carrier. Cost of revenues as a percentage of the MVNO services segment revenues increased from 61% for the first quarter of 2004 to 65% for the first quarter of 2005. This is partially due to the recognition of previously deferred costs associated with an MVNE contract that were not present in 2004. During the period ended March 31, 2005, we recognized $0.9 million of previously deferred costs of revenues related to development and delivery of our first network platform under an MVNE contract.

Data Services Segment

Our cost of revenues from the data services segment decreased 62% to $0.3 million for the first quarter of 2005, from $0.7 million for the first quarter of 2004. The decrease is attributable to a decrease in the number of subscribers for the same services, year over year.

Financial Statement Review

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended March 31,
	2004	2005
Revenues:
Activations and Services	83%	75%
Equipment	17	25

Total revenues	100	100

Cost of revenues:
Activations and Services	15	7
Equipment	42	52

Total cost of revenues	57	59

Operating expenses:
General and administrative	26	24
Sales and marketing	25	24
Depreciation and amortization	4	2
Restructuring costs	0	0
Total operating expenses	55	50

Operating loss	(12)	(9)

Other income (expense)	(0)	0

Net loss	(12)%	(9)%

Comparison of the Three Months Ended March 31, 2004 and 2005 by Statement of Operations Line Item

Revenues

Total revenues increased 91% to $76.6 million for the first quarter of 2005 from $40.1 million for the first quarter of 2004. The majority of the increase is attributable to increases in business volume as a result of increased activations in our WAS segment and the acquisition of A1 Wireless in January 2005, partially offset by a reduction in subscribers in our MVNO services and data services segments.

Activations and Services

Our activations and services revenues increased 71% to $57.2 million for the first quarter of 2005 from $33.4 million for the same period of 2004. The increase in activations and services revenues of $23.8 million is attributable to a $26.4 million increase in revenues from our WAS segment, offset by a $2.1 million and a $0.5 million decrease in revenues from our MVNO services and data services segments, respectively.

Equipment

Our revenues from sales of equipment increased 191% to $19.4 million for the first quarter of 2005 from $6.7 million for the same period of 2004. The increase in equipment revenues was attributable to a $13.5 million increase in revenues from equipment sales in connection with our WAS segment, offset by a $0.8 million decrease in revenues from equipment sales in connection with our MVNO services segment.

Cost of Revenues

Total cost of revenues increased 98% to $45.4 million for the first quarter of 2005 from $23.0 million for the same period of 2004. The increase was attributable to a $23.1 million increase in cost of equipment revenues and partially offset by a $0.7 million decrease in cost of activations and services revenues.

Activations and Services

Total cost of activations and services revenues decreased 11% to $5.3 million for the first quarter of 2005 from $6.0 million for the first quarter of 2004. The decrease in cost of revenues of $0.7 million is attributable to a $0.3 million and $0.4 million decrease to our MVNO services and data services segments costs of revenues, respectively, which is attributable to a decrease in subscribers in both segments.

Equipment

Our cost of revenues from equipment sales increased 137% to $40.1 million for the first quarter of 2005 from $16.9 million for the first quarter of 2004. The increase was attributable to a $24.3 million increase in cost of revenues from equipment sales in connection with our WAS segment, partially offset by a $1.1 million decrease in cost of revenues in connection with our MVNO services segment. As a percentage of equipment revenues, cost of equipment revenues decreased from 255% for the first quarter of 2004 to 207% for the first quarter of 2005 due to the sale of more advanced devices at higher prices and with lower subsidies.

Operating Expenses

General and Administrative. Our general and administrative expenses increased 79% to $18.1 million for the first quarter of 2005 from $10.1 million for the same period of 2004. General and administrative expenses increased as a result of severance costs for recent employee terminations (see note 2(h)), increased staffing to support the growth of our business, including additional general and administrative expenses incurred related to A1 Wireless and increased stock compensation expense. We expect general and administrative expenses to continue to increase as we grow our business; however, we expect such expenses to continue to decrease as a percentage of revenues.

In the first quarter of 2005, we entered into transition agreements with two employees pursuant to which they will provide us with consulting services. These employees will receive continued vesting of previously granted stock options through June 30, 2006 and September 30, 2006, respectively. We recognized $5.4 million in severance costs, which are recorded within general and administrative expenses, in the period ended March 31, 2005, $0.1 million of which related to base salary paid during the period and $5.3 million in stock compensation costs related to the modification of the terms of the options. The Company expects to incur future severance costs of $2.0 million, $0.2 million of which relates to base salary and related benefits to be paid and $1.8 million in stock compensation costs.

Sales and Marketing. Our sales and marketing expenses increased 84% to $18.4 million for the first quarter of 2005 from $10.0 million for the first quarter of 2004. The increase is primarily as a result of an increase in expenses due to the additional A1 Wireless marketing partners, the addition of larger partners and increased sales volume. Additionally, stock compensation expense increased in the first quarter of 2005 as compared to the first quarter of 2004. We expect sales and marketing expenses to continue to increase as we grow our business; however, we expect such expenses to decrease as a percentage of revenues.

Depreciation and Amortization. Our depreciation and amortization expenses increased 10% to $1.8 million for the first quarter of 2005 from $1.6 million for the first quarter of 2004. The increase resulted from the costs associated with developing new functionality related to our websites and product offerings and amortization of acquired intangibles, particularly in connection with the acquisition of A1 Wireless.

Restructuring Costs. In the first quarter of 2005, and subsequent to the acquisition of A1 Wireless (see note 3(a)), we entered into a restructuring plan to take advantage of synergies gained through the acquisition of A1 Wireless and to restructure other operating segments for efficiency purposes. We recognized $0.1 million in restructuring costs in the period ended March 31, 2005, which related to workforce reduction and excess facilities. The Company expects to incur future restructuring costs of $0.1 million.

Net Loss. Net loss increased 46% to $7.0 million for the first quarter of 2005 from $4.8 million for the same period of 2004. The increase is primarily due to $0.1 million and $5.4 million in restructuring and severance costs, respectively, recognized during the first quarter of 2005, offset by net income generated as a result of increased revenues. Excluding the effect of restructuring and severance costs, net loss decreased by $3.3 million. Operating expenses, excluding restructuring and severance costs, as a percentage of revenues were 43% in the first quarter of 2005 as compared to 54% in the first quarter of 2004.

Liquidity and Capital Resources

Since inception, we have funded our operations principally through the sale of equity securities and to a lesser extent, subordinated debt, credit facilities and capital leases. The significant components of our working capital are inventory and liquid assets such as cash and cash equivalents, short-term investments and trade accounts receivable, reduced by accounts payable, accrued expenses and deferred revenue.

At March 31, 2005, we had cash and cash equivalents of $84.8 million, short term investments of $5.0 million and debt obligations of $0.5 million. As of December 31, 2004, we had cash and cash equivalents of $101.0 million and debt obligations of $0.5 million, as all other debt was paid in full in December 2004.

Net cash used in company activities was $3.8 million and $16.2 million for the three months ended March 31, 2004 and 2005, respectively. Net cash used in the first quarter of 2005 was primarily attributable to increases in accounts receivable and inventory related to increased sales volume, purchase of short term investments and capital expenditures.

Net cash used in operating activities was $2.2 million and $6.7 million for the three months ended March 31, 2004 and 2005, respectively. Net cash used in operating activities in the first quarter of 2005 was primarily attributable to significant increases in accounts receivable and inventory due to increased sales volume, which was partially caused by the acquisition of A1 Wireless.

Net cash used in investing activities in the three months ended March 31, 2004 and 2005 was $1.4 million and $9.9 million, respectively. The increase in cash used in investing activities was due to an increase in the purchase of property and equipment, capitalized labor costs associated with enhancing our infrastructure and the purchase of $5.0 million, 120-day commercial paper during the first quarter of 2005. Additionally, $10.7 million in cash, which was held in escrow at December 31, 2004, and $4.2 million in common stock off-set by acquired assets and assumed liabilities, is included in net cash paid for acquisitions for the first quarter of 2005.

Net cash used in financing activities was $0.1 million in the three months ended March 31, 2004 as compared to net cash provided by financing activities of $0.4 million during the same period of 2005. The increase in cash provided by financing activities is primarily attributed to the proceeds received from the exercise of warrants and options during the first quarter of 2005, partially offset by costs related to our initial public offering.

We have previously borrowed money to finance our operations and purchase equipment. The amount available for us to borrow under the revolving line of credit is subject to our meeting borrowing base requirements relating to accounts receivable and inventory. Interest on advances under the revolving line of credit is payable monthly. This facility is secured by a first priority lien on all of our assets. As of March 31, 2005, we could borrow up to $25.0 million on the revolving line of credit and we were in compliance with our financial and non-financial covenants. There were no amounts outstanding under our revolving line of credit as of December 31, 2004 and March 31, 2005.

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

Acquisitions

A1 Wireless USA, Inc.

In January 2005, we acquired certain assets and assumed certain obligations of A1 Wireless, an activator of wireless services and devices on the Internet located in Long Island City, New York. At closing, we paid $10.7 million in cash, which was held in escrow at December 31, 2004, and issued 160,226 shares of our common stock. During the period ended March 31, 2005, A1 Wireless achieved pre-determined operating targets and we recorded an additional $1.4 million in goodwill and accrued expenses related to fulfillment of the earn out threshold for the period. Additionally, we may be required to pay an additional $3.0 million in cash and issue up to 57,223 shares of our common stock conditioned upon achieving certain future operating targets. This acquisition enhanced our existing distribution channels in the wireless activation and services segment.

VMC Satellite, Inc

On April 26, 2005, we closed the acquisition of certain assets and liabilities of VMC Satellite, Inc. (“VMC”). VMC is a leading seller of digital broadcast satellite service for DISH network. The aggregate consideration paid at closing for the net assets acquired was approximately $4.3 million in cash and shares of our common stock having a value of approximately $7.1 million at closing. In addition, we have agreed to pay up to an aggregate of $5.1 million in cash and issue up to 334,288 shares of our common stock if VMC attains certain benchmarks between April 26, 2005 and April 30, 2007.

We will continue to evaluate potential acquisitions which we may pursue using equity, existing cash, or debt financing. Although we will continue to evaluate potential acquisitions and investments as part of our overall strategy, we do not believe that any such transactions are required for us to achieve profitability. The terms and conditions of future acquisitions and investments will be subject to our financial condition and capital resources at the time. To the extent that we do not have sufficient cash or are unable to use debt or equity to obtain funds, we may be unable to pursue such transactions.

Contractual Obligations

The following table summarizes (in thousands) our contractual obligations, including interest on operating leases, and the expected effect on liquidity and cash flows as of March 31, 2005.

	Total	1-3 Years	4-5 Years	Over 5 Years
Capital leases	$460	$460	—	—
Operating leases	4,513	3,287	1,226	—

	$4,973	$3,747	$1,226	$—

As a result of the acquisition of A1 Wireless in January 2005, we may be obligated to pay the shareholders of A1 Wireless an additional $3.0 million in cash and issue 57,223 shares of our common stock conditioned upon achieving certain future operating targets. As a result of the acquisition of VMC in April 2005, we may be obligated to pay shareholders of VMC an additional $5.1 million in cash and 334,288 shares of our common stock upon achieving certain future operating targets.

Qualitative and Quantitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading, speculative or hedging purposes.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123R. The effective date of SFAS No. 123(R) under these new rules for us is January 1, 2006

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on our current intent, belief and expectations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict, including, among other things: the Company’s limited operating history; the ability to maintain strong relationships with wireless carriers; ongoing consolidation among wireless carriers; a decrease in the new subscriber growth rate; increased competition with additional retail and on-line distributors of wireless services and devices; increased competition from additional MVNO service providers; increase in the rate of deactivations of active accounts; ability to attract new customers; the ability to collect additional airtime usage payments from Liberty Wireless customers; dependency on Sprint to provide the airtime minutes and network coverage for Liberty Wireless service; interruptions or delays in service from third parties; the Company’s ability to effectively manage business growth; ability to attract and retain key personnel; and government regulation.

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, due to the risks listed above and other risks described in this filing, under the “Risk Factor” heading in our Annual Report on Form 10-K for the year ended December 31, 2004 and in our other filings with the Securities and Exchange Commission. We undertake no obligation to update or revise the information contained in this announcement whether as a result of new information, future events or circumstances or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to our cash and cash equivalents, restricted cash and short term investments. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents and short term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments, but may increase the interest expense associated with any future debt.

Our most liquid assets are cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. We also believe that we have intangible assets in the value of our intellectual property. In accordance with U.S. generally accepted accounting principles, we have not capitalized the value of this intellectual property on our balance sheet. Due to the nature of this intellectual property, we believe that these intangible assets are not affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the period ended March 31, 2005, and has concluded that there was no change that occurred during the period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended March 31, 2005, we issued the following securities that were not registered under the Securities Act of 1933:

•	On January 4, 2005, we acquired certain assets and assumed certain obligations of A1 Wireless USA, and at the closing, the shareholders of A1 Wireless received 160,226 shares of common stock.

•	On February 17, 2005, we granted options exercisable for 582,400 shares of our common stock at an exercise price of $25.36 per share.

•	Between January 1, 2005 and February 18, 2005, we issued 565,766 shares of our common stock pursuant to the exercise of warrants at exercise prices from $0.03 to $14.04 per share.

•	Between January 1, 2005 and March 25, 2005, we issued 39,061 shares of our common stock pursuant to the exercise of stock options at exercise prices from $0.60 to $15.60 per share. On March 28, 2005, we registered on Form S-8 the common stock reserved for issuance pursuant to our equity incentive plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the first quarter of 2005.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1 (a)	Ninth Amendment to Private Label Prepaid PCS Services Agreement dated as of February 25, 2005 by and between Star Number, Inc. and Sprint Spectrum L.P.

10.2(a)	Internet-based sales non-exclusive authorized agency agreement between Cingular Wireless, LLC, d/b/a Cingular Wireless and InPhonic, Inc

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(a)	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INPHONIC, INC.

By:	/S/ DAVID A. STEINBERG
David A. Steinberg Chairman of the Board and Chief Executive Officer

By:	/S/ LAWRENCE S. WINKLER
Lawrence S. Winkler Chief Financial Officer, Executive Vice President and Treasurer

By:	/S/ CARL M. KUMPF, JR.
Senior Vice President and Chief Accounting Officer

Dated: May 16, 2005