Form 10-Q
period 2005-06-30
INPHONIC INC
filed 2005-08-15
CIK 1133324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarter ended June 30, 2005

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

The registrant had 35,307,827 shares of Common Stock outstanding as of August 8, 2005.

INPHONIC, INC.

INDEX

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INPHONIC, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2004	June 30, 2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$100,986	$65,260
Short-term investments	—	17,860
Accounts receivable, net of allowance for doubtful accounts of $952 and $680, respectively	19,039	39,667
Inventory, net	10,860	17,791
Prepaid expenses	11,434	1,475
Deferred costs and other current assets	2,391	2,561

Total current assets	144,710	144,614
Restricted cash and cash equivalents	500	500
Property and equipment, net	5,975	9,336
Goodwill	9,479	30,710
Intangible assets, net	1,490	15,978
Deposits and other assets	1,635	1,749

Total assets	$163,789	$202,887

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,922	$24,298
Accrued expenses and other liabilities	23,502	34,873
Short-term capital lease obligations	279	225
Deferred revenue	10,723	12,860

Total current liabilities	51,426	72,256
Long-term capital lease obligations, net of current portion	261	168

Total liabilities	51,687	72,424

Stockholders’ equity:
Common stock, $0.01 par value
Authorized 200,000,000 shares at December 31, 2004 and June 30, 2005; issued and outstanding 32,252,573 and 35,017,078 shares at December 31, 2004 and June 30, 2005, respectively;	324	352
Additional paid-in capital	238,241	265,220
Accumulated deficit	(126,463)	(135,109)

Total stockholders’ equity	112,102	130,463

Total liabilities and stockholders’ equity	$163,789	$202,887

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Activations and services	$40,405	$61,266	$73,827	$118,508
Equipment	9,697	20,352	16,351	39,717

Total revenues	50,102	81,618	90,178	158,225
Cost of revenues, excluding depreciation and amortization:
Activations and services	5,807	4,442	11,836	9,779
Equipment	22,289	42,642	39,236	82,738

Total cost of revenues	28,096	47,084	51,072	92,517

Operating expenses:
General and administrative expenses, excluding depreciation and amortization	11,916	13,192	22,059	31,301
Sales and marketing expenses, excluding depreciation and amortization	11,317	20,619	21,337	39,026
Depreciation and amortization	1,425	2,142	3,034	3,919
Restructuring costs	—	245	—	394
Loss on investment	150	228	150	228

Total operating expenses	24,808	36,426	46,580	74,868

Loss from operations	(2,802)	(1,892)	(7,474)	(9,160)

Other income (expense):
Interest income	69	545	134	1,027
Interest expense	(191)	(305)	(368)	(513)

Total other income (expense)	(122)	240	(234)	514

Net loss	(2,924)	(1,652)	(7,708)	(8,646)
Preferred stock dividends and accretion to preferred redemption value	(3,542)	—	(5,657)	—

Net loss attributable to common stockholders	$(6,466)	$(1,652)	$(13,365)	$(8,646)

Basic and diluted net loss per share	$(0.56)	$(0.05)	$(1.16)	$(0.26)

Basic and diluted weighted average shares outstanding	11,576,364	33,847,007	11,561,524	33,380,156

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except per share and share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2004	32,252,573	$324	$238,241	$(126,463)	$112,102
Issuance of stock in connection with acquisition of:
A1 Wireless USA, Inc.	236,524	3	5,451	—	5,454
VMC Satellite, Inc.	195,798	2	3,782	—	3,784
Issuance of common stock in connection with the acquisition of certain assets of FONcentral.com, Inc.	131,876	1	1,720	—	1,721
Costs related to initial public offering	—	—	(291)	—	(291)
Compensation expense on restricted stock and options	—	—	9,796	—	9,796
Exercise of common stock warrants and options	2,200,307	22	6,521	—	6,543
Net Income	—	—	—	(8,646)	(8,646)

Balance, June 30, 2005	35,017,078	$352	$265,220	$(135,109)	$130,463

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2004	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(7,708)	$(8,646)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,034	3,919
Non-cash interest expense, net	25	324
Stock-based compensation	2,933	9,796
Write-off of investment	150	228
Changes in operating assets and liabilities, net of assets and liabilities received from business acquisition:
Accounts receivable	(1,428)	(20,542)
Inventory	(3,135)	(4,106)
Prepaid expenses	256	(741)
Deferred costs	427	164
Deposits and other assets	(628)	(439)
Accounts payable	7,368	7,376
Accrued expenses and other liabilities	1,016	3,655
Deferred revenue	(667)	2,137

Net cash provided by (used in) operating activities	1,643	(6,875)

Cash flows from investing activities:
Net cash paid for acquisitions	—	(8,632)
Net cash paid for intangible assets	—	(2,439)
Note receivable from stockholder	(30)	—
Purchase of short-term investments	—	(17,860)
Capitalized expenditures, including internal capitalized labor	(2,359)	(6,026)

Net cash used in investing activities	(2,389)	(34,957)

Cash flows from financing activities:
Principal repayments on debt	(189)	(146)
Net borrowings on line of credit	1,702	—
Proceeds from debt borrowings	2,250	—
Series D-4 dividends paid	(92)	—
Proceeds from exercise of warrants and options	—	6,543
Costs of initial public offering	—	(291)

Net cash provided by financing activities	3,671	6,106

Net increase (decrease) in cash and cash equivalents	2,925	(35,726)
Cash and cash equivalents at December 31, 2003 and 2004, respectively	29,048	100,986

Cash and cash equivalents at June 30, 2004 and 2005, respectively	$31,973	$65,260

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	$342	$90
Supplemental disclosure of non-cash activities:
Preferred stock dividends and accretion to redemption value	$(5,657)	$—
Restricted stock issuance	—	547
Issuance of common stock in business acquisitions	—	9,238
Issuance of common stock in intangible asset purchase	—	1,721
Issuance of common stock warrants for debt fees	816	—
Issuance of common stock to settle a liability	50	—
Release of funds in escrow related to acquisitions	—	10,700

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

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

The Company has incurred net losses since inception of approximately $(135,109). To date, management has relied on debt and equity financings to fund its operating deficit. The Company may require additional financing to fund future operations.

(c) Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of InPhonic, Inc. and its subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Because the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles, they should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant of such estimates include reserve for future deactivations, allowance for uncollectible accounts, allowance for

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

rebates, valuation of inventory, inventory returns, estimated useful lives of assets, impairment of long-lived assets and goodwill, valuation of deferred tax assets, reserves for contingent tax liabilities and valuation of equity instruments. Actual results could differ from those estimates.

(2) Summary of Significant Accounting Principles

(a) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2005, cash and cash equivalents consisted of commercial paper and investments in money market demand deposits. The Company maintains accounts with federally insured financial institutions. At times, balances at each financial institution may exceed insured limits.

(b) Short-Term Investments

The Company classifies liquid investments with a maturity date greater than three months, but less than one year, as short-term investments. During the period ended June 30, 2005, the Company purchased $17,860 of short-term investments, consisting of commercial paper with a maturity of 120 to 180 days.

(c) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company extends credit to wireless network carriers (“carriers”) on an unsecured basis in the normal course of business. Three carriers accounted for 74% and 61% of accounts receivable, net of the deactivation reserve, as of December 31, 2004 and June 30, 2005, respectively.

For the six months ended June 30, 2004 and 2005, revenues from three carriers, all reflected in the Wireless Activation and Services segment revenues, exceeded 10% of the Company’s total revenues.

Revenues from each customer, which exceeded 10% of the Company’s total revenues for the three and six months ended June 30, 2004 and 2005, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Customer A (Wireless activation and services) **	16%	27%	14%	25%
Customer B (Wireless activation and services)	22%	13%	22%	16%
Customer C (Wireless activation and services)	12%	14%	*	13%

*	Less than 10%
**	Adjusted to reflect the merger between Customer A and another customer

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

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

(e) Deferred Costs and Other Current Assets

Deferred costs include costs incurred related to the development of network platforms under MVNE contracts. These costs are deferred until all revenue recognition criteria have been satisfied. Also included in deferred costs are access charges from a wireless carrier which are paid in advance by the Company. These charges are recognized as costs of revenue when incurred.

Pursuant to the Company’s agreement with satellite carriers, the Company is required to purchase satellite activation certificates evidencing activation rights in advance of its resale to customers. The Company records certificates that it holds for sale to customers as deferred costs, based on the most recent cost from the carrier.

(f) Revenue Recognition

Activations and Services Revenues

The Company provides activation and other services in connection with the Wireless Activation and Services (“WAS”) segment, MVNO Services segment and Data Services segment.

Wireless Activation and Services (WAS): The WAS segment generates revenues from wireless carriers, which includes a satellite television carrier, who pay commissions, as well as volume and performance-based bonuses, for activating wireless services. The WAS segment recognizes commissions from wireless carriers upon shipment of activated devices to the customer. Within the Satellite Television business unit, the Company purchases satellite activation certificates evidencing activation rights in advance of its resale to customers. Revenue from Satellite Television customers includes sales of satellite television certificates, net of the certificate cost as the Company is acting as an agent in the transaction.

The WAS segment’s revenues are reduced for estimated deactivations of the wireless services by customers prior to the expiration of a time period that ranges from 120 to 210 days from the date of activation, depending on the wireless carrier. The Company estimates deactivations based on historical experience, which the Company developed based on its experience with carriers, customer behavior and sources of customers, among other things, allowing it to accrue estimates with what the Company believes is a high degree of certainty. If the Company determines that it cannot accurately predict future deactivation experience, the Company will be required to defer 100% of its carrier commissions revenue until the expiration of the appropriate charge-back period. New channels for which the Company has insufficient historical data to adequately estimate deactivation experience will be deferred through the expiration period for a period of 24 months, until such time that the Company can accurately estimate the deactivation experience for the new channel.

During the six months ended June 30, 2005, the Company identified variances between its estimated reserve for future deactivations and the actual deactivation experience realized. The Company believes these variances were caused by non-recurring items including a delay in receiving carrier statements from AT&T Wireless coupled with difficulties in reconciling reported data. The Company ceased activating services for AT&T Wireless in January 2005 and has not experienced such statement delays from other carriers. While the Company believes the likelihood of such variances occurring in the future is remote, the Company is diligently monitoring the characteristics of individual carriers and channels to ensure that its method of determining estimates continues to be accurate. Should the Company experience these or similar situations in the future that give rise to material variances between estimated deactivations and actual deactivation experience, the Company will be required to defer the recognition of carrier commission revenue from such carrier or channel until the applicable chargeback period expires.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

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

The Company has had discrepancies between the activations and deactivations initially reported by the wireless carriers and the activations and deactivations recorded in our internal systems. The Company works with the carriers to resolve these discrepancies that have been disputed. The Company reduces revenue for the discrepancies which it does not expect to favorably resolve, based on its historical experience.

MVNO services: The Company sells wireless services under the Liberty Wireless brand as a Mobile Virtual Network Operator (MVNO). The Company generates revenues from customers for monthly recurring usage of wireless airtime minutes and optional features, including voicemail and text messaging. In addition, the Company bills for airtime usage in excess of monthly minutes included in monthly service plans. MVNO services revenues also include non-recurring activation service charges to customers to the extent not allocated to wireless device revenue. MVNO services are provided on a month-to-month basis and are generally paid in advance.

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

The Company offers marketers the ability to sell wireless services or MVNO services to their customers under their own brands using the Company’s e-commerce platform, operational infrastructure and wireless airtime that the Company purchases wholesale, through mobile virtual network enabler (“MVNE”) contracts. The Company receives fees for development of the network platform, as well as for operational support services. Prepaid fees are deferred until revenue recognition criteria have been satisfied. For the three and six months ended June 30, 2005, the Company recognized revenues of $632 and $1,822, respectively, related to the development and delivery of its network platforms under MVNE contracts and related services. The Company recorded $503 in deferred revenues as of June 30, 2005 related to items delivered that do not meet the separation criteria of EITF Issue No. 00-21and therefore cannot be separated from the undelivered items, as well as items not yet delivered.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

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

(g) Cost of Revenues

The major components of cost of revenues, excluding depreciation and amortization, are:

Activations and Services. Cost of activations and services revenues includes the amounts paid to a wireless carrier for airtime and activations for the MVNO segment and amounts paid to providers of telecommunications and data center services for the data services segment. Amounts paid to wireless carriers for airtime, overage and activations are recognized when the services are performed.

The Company incurs costs related to development of network platforms under MVNE contracts and these costs are deferred until all revenue recognition criteria have been satisfied. During the three and six months ended June 30, 2005, the Company recognized $111 and $1,028, respectively, of previously deferred costs related to development and delivery of network platforms under MVNE contracts.

Equipment. The Company purchases wireless devices and accessories from wireless carriers, device manufacturers and third-party vendors to sell to customers and indirect retailers in connection with the WAS and MVNO services segments. The Company sells these wireless devices and accessories at a price below cost to encourage the sale and use of the services. The Company does not manufacture any of this equipment.

Costs from the sale of wireless devices and accessories sold directly to customers are recognized at the time of sale. Cost of wireless devices and accessories sold to indirect retailers are recognized when they are shipped to the indirect retailers.

(h) Restructuring Costs

During the six months ended June 30, 2005, and subsequent to the acquisition of A1 Wireless USA, Inc. (“A1 Wireless” see note 3(a)), the Company entered into a restructuring plan to take advantage of synergies

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

gained through the acquisition of A1 Wireless and to restructure other operating segments for efficiency purposes. For the three months ended June 30, 2005, the Company recognized $245 in restructuring costs, $219 of which related to workforce reduction and $26 related to excess facilities. During the six months ended June 30, 2005, the Company recognized $394 in restructuring costs, $358 of which related to workforce reduction and $36 related to excess facilities. The Company expects to incur future restructuring costs of $176, all of which relate to the continuance of severance obligations to employees terminated during the period ended June 30, 2005.

(i) Severance Costs

During the six months ended June 30, 2005, the Company entered into transition agreements with two employees pursuant to which they will provide the Company consulting services. In addition to their salary and benefits paid through June 30, 2005 and September 30, 2005, respectively, these former employees will receive continued vesting of previously granted stock options through June 30, 2006 and September 30, 2006, respectively. For the three months ended June 30, 2005, the Company recognized $607 in severance costs, which are recorded within general and administrative expenses, $102 of which related to base salary and benefits and $505 in stock compensation costs. For the six months ended June 30, 2005, the Company recognized $5,981 in severance costs, $217 of which related to base salary and benefits and $5,764 in stock compensation costs related to the modification of the terms of their original stock options. The Company expects to incur future severance costs of $462, $54 of which relates to base salary and benefits and $408 in stock compensation costs.

(j) Loss on Investment

During the six months ended June 30, 2004, the Company recognized a loss on investment of $150 due to the decline in market value of a publicly-traded company in which the Company held warrants.

During the six months ended June 30, 2005, the Company sold all data service software, related to the previous acquisition of Avesair, Inc., to a third party vendor and wrote off related capitalized labor, intangible assets, goodwill and other costs related to this asset. As a result of this transaction, the Company recognized a loss of $228 during the second quarter ended June 30, 2005.

(k) Website and Internal Software Development Costs

The Company accounts for the costs relating to the development of its e-commerce platform for internal use in accordance with AICPA Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00-2, Accounting for Web Site Development Costs.

The Company began developing its e-commerce platform in 1999. Web development costs consist of internal and external costs incurred to purchase and implement the web software and enhancements to the functionality of the web software used in the Company’s business. The Company capitalized approximately $60 and $78 during the three months ended June 30, 2004 and 2005, respectively, relating to the development of the e-commerce platform and approximately $128 and $150 during the six months ended June 30, 2004 and 2005, respectively.

Additionally, the Company capitalized costs incurred to develop certain internal use software of approximately $728 and $2,119 during the three months ended June 30, 2004 and 2005, respectively and capitalized approximately $1,356 and $3,167 during the six months ended June 30, 2004 and 2005, respectively.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

The Company is amortizing the web development costs over a period of 18 months and internal use software costs over a period of 24 months. These costs are included in depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations. Amortization expense on the e-commerce platform and other internal use software development costs were approximately $654 and $869 for the three months ended June 30, 2004 and 2005, respectively and approximately $1,211 and $1,577 for the six months ended June 30, 2004 and 2005, respectively.

(l) Stock-based Compensation

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

The following table summarizes the activity for stock options granted to employees and non-employees for the six months ended June 30, 2005.

	Number of options	Weighted average exercise price	Range of exercise	Weighted average grant date fair value
Balance, December 31, 2004	6,629,469	$6.12	$0.60-16.00	$9.60
Granted	1,054,900	20.83	15.25-25.36
Exercised	(1,469,783)	4.19	0.60-15.60
Forfeited	(333,163)	17.80	0.60-25.36

Balance, June 30, 2005	5,881,423	$8.58	$0.60-25.36	$10.77

The Company’s pro forma net loss applicable to common shares, and pro forma net loss per common share, basic and diluted, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net loss attributable to common shares, as reported	$(6,466)	$(1,652)	$(13,365)	$(8,646)
Add: Stock-based employee compensation expense included in net loss applicable to common shares, as reported	968	2,529	1,098	9,172
Less: Total stock-based employee compensation expense determined under fair value based methods for all stock awards, net of related tax effects	(1,177)	(2,653)	(1,434)	(5,171)

Pro forma net loss attributable to common stockholders	$(6,675)	$(1,776)	$(13,701)	$(4,645)

Net loss per common share, basic and diluted, as reported	$(0.56)	$(0.05)	$(1.16)	$(0.26)

Net loss per common share, basic and diluted, pro forma	$(0.58)	$(0.05)	$(1.19)	$(0.14)

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

Stock-based compensation has been included in the following line items in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
General and administrative	$2,406	$2,225	$2,613	$8,586
Sales and marketing	302	567	320	1,210

	$2,708	$2,792	$2,933	$9,796

(m) Stock Purchase Warrants

During the six month period ended June 30, 2005, the Company did not grant any warrants to purchase shares of common stock. The following table summarizes the activity for warrants to purchase common stock:

	Number of shares	Weighted average exercise price	Range of exercise
Balance, December 31, 2004	1,780,923	4.81	0.03-15.60
Granted	—	—	—
Exercised	(838,543)	1.90	0.03-14.04

Balance, June 30, 2005	942,380	$7.40	$0.03-15.60

(n) Restricted Common Stock

During the six month period ended June 30, 2005, the Company granted 286,366 shares of restricted common stock to employees of the Company. The restrictions lapse as the stock vests with vesting periods ranging up to 4 years. Accordingly, compensation expense of approximately $469 and $547 has been recorded for the three and six months ended June 30, 2005. At June 30, 2005, 17,100 shares have vested and are included in the calculations of basic and diluted weighted average shares and earnings per share as of June 30, 2005.

(o) Net Loss Per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per common share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock. As of June 30, 2004 and 2005, options to purchase 5,943,992 and 5,881,423 shares of common stock, respectively, were outstanding. Due to the anti-dilutive nature of the options outstanding as of June 30, 2004 and 2005 and the antidilutive nature of redeemable convertible preferred stock and convertible preferred stock outstanding as of June 30, 2004, there is no effect on the calculation of weighted average shares for diluted net loss per common share. As a result, the basic and diluted net losses per common share amounts are identical.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

The following table reconciles net loss attributable to common stockholders and basic and diluted weighted average common shares outstanding to the pro forma net loss attributable to common stockholders and the pro forma basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2004 and 2005:

	Three Months Ended, June 30		Six Months Ended, June 30
	2004	2005	2004	2005
Net loss attributable to common stockholders	$(6,466)	$(1,652)	$(13,365)	$(8,646)
Less: Dividends on preferred stock	3,542	—	5,657	—

Pro forma net loss attributable to common stockholders	$(2,924)	$(1,652)	$(7,708)	$(8,646)

Basic and diluted weighted average common shares outstanding	11,576,364	33,847,007	11,561,524	33,380,156
Conversion of preferred stock	13,616,684	—	13,616,684	—

Pro forma basic and diluted weighted average common shares outstanding	25,193,048	—	25,178,208	—

Basic and diluted weighted average common shares outstanding	—	33,847,007	—	33,380,156

(p) Segment Reporting

The Company provides segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company classifies its business into three segments: WAS, MVNO Services and Data Services. The WAS segment has two business units, Wireless Activation and Satellite Television, which activate wireless products and broker services through wireless carriers, including a satellite television carrier. These two business units are operating segments, which have been aggregated into one reportable segment, WAS. Management’s expectation is that the overall economics of each of our operating segments within each reporting segment will be materially similar over time. The results of MVNE Services are included within the MVNO services reportable segment as of June 30, 2005. At this time, the financial results of the MVNE services segment are not material and the Company is continuing to evaluate MVNE services to determine if it constitutes a separate reportable segment. The Data Services segment contains only one business unit.

The Company’s management evaluates revenues and cost of revenues for the three reporting segments. A significant portion of the Company’s operating expenses is shared between these segments, and, therefore, management analyzes operating results for these three segments on a combined basis. SFAS No. 131 designates the internal information used by management for allocating resources and assessing performance as the source of the Company’s reportable segments and requires disclosure about products and services, geographical areas and major customers. All intersegment transactions are eliminated in consolidation.

(q) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS No. 123(R). The effective date of the new standard under these new rules for the Company is January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company expects to adopt SFAS No. 123(R) using the modified prospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The full impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and on other factors such as stock price volatility and future employee exercise behavior. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings per share in note 2(n) to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Because the Company has been in a net operating loss position, it has not been recording any benefits of excess tax deductions as an operating cash flow in its consolidated statements of cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS No. 154 will have a material effect on its financial position, cash flows or results of operations.

(r) Reverse Stock Split

On September 16, 2004, the Company authorized a 1-for-3 reverse stock split. All references to the number and per share amounts relating to the Company’s common shares have been retroactively adjusted to reflect the reverse stock split.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

(3) Business Acquisitions, Intangible Assets and Goodwill

(a) Acquisition of A1 Wireless

On January 4, 2005, the Company acquired certain assets and assumed certain obligations of A1 Wireless in a transaction accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. A1 Wireless is an activator of wireless services and devices on the Internet. A1 Wireless sells wireless services and devices to consumers through branded partner websites that it creates and manages, and through sophisticated online search advertising campaigns. The results of A1 Wireless’ operations are included in the Company’s financial statements effective January 1, 2005, and are reported in the Wireless Activation and Services segment. As such, no pro forma results have been presented.

The purchase consideration consisted of cash and shares of the Company’s common stock for an aggregate purchase price of $22,145, including acquisition costs of $1,991 and contingent consideration of $5,303. This acquisition enhanced the Company’s existing distribution channels in the wireless activation and services segment. At the closing, the Company paid approximately $10,700 in cash and issued 160,226 shares of common stock. The cash consideration of $10,700 was held by an escrow agent as of December 31, 2004 and was paid to A1 Wireless at closing. During the three months ended March 31, 2005, A1 Wireless achieved pre-determined operating targets and the Company recorded an additional $1,430 in goodwill and accrued expenses related to fulfillment of the earn out threshold for the period. The earn out payment included $1,000 in cash plus 19,075 shares of the Company’s common stock valued at $430.

On June 30, 2005, the Company entered into a settlement agreement to pay the remainder of the earn out, which includes $3,000 in cash plus 57,223 shares of the Company’s common stock valued at $873, due to the settlement of a purchase contingency. During the second quarter of 2005, the Company recorded additional goodwill related to the settlement agreement of $3,873. As a part of the settlement agreement, the Company also agreed to issue an additional 15,408 shares of the Company’s common stock during the third quarter 2005. These shares were not included in the original earn out provisions as stated in the Asset Purchase Agreement and therefore, the Company recorded $235 of general and administrative expenses during the second quarter 2005 and accrued for this liability as of June 30, 2005, to recognize this settlement.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

The preliminary estimated fair value of assets acquired from A1 Wireless is shown below. The Company has engaged a third-party valuation specialist to perform further assessment of acquired intangible assets and the final assessed values of intangible assets and goodwill may vary from the values shown below.

Tangible assets
Inventory	$2,825
Fixed assets	269
Intangible assets
Other intangible assets	4,500
Goodwill	17,376

Total assets acquired	24,970

Less: liabilities assumed	(2,825)

Total consideration	$22,145

Identifiable intangible assets are amortized using estimated useful lives ranging from two to five years.

(b) Acquisition of VMC Satellite, Inc.

On April 26, 2005, the Company completed the acquisition of certain assets and liabilities of VMC Satellite, Inc., (“VMC”), pursuant to the terms and conditions of the Asset Purchase Agreement dated April 26, 2005 between VMC, the Company and the selling stockholder (“Asset Purchase Agreement”). VMC is an online marketer of digital broadcast satellite services. This acquisition will enable the Company to expand its service offerings, creating additional revenue opportunities from the consumers that visit its portfolio of Web sites and marketing partners each month, while allowing VMC to continue to scale its business with the resources and expertise of the Company. The results of VMC’s operations are included in the Company’s financial statements effective April 26, 2005, and are reported in the Wireless Activation and Services segment.

The aggregate consideration was approximately $4,517 (including estimated acquisition costs of approximately $563) plus shares of InPhonic common stock with a fair value equal to approximately $6,784. The stock consideration includes 195,798 shares of InPhonic common stock having a fair value equal to approximately $3,800, which was issued at closing, and an undetermined number of shares of InPhonic common stock, having a fair value equal to approximately $3,000 (“Second Tranche”), to be issued at a later date in accordance with the Asset Purchase Agreement. In addition, the Company has agreed to pay up to an aggregate of $5,050 in cash and issue 334,288 shares of InPhonic’s common stock if VMC attains certain EBITDA benchmarks between April 26, 2005 and April 30, 2007. The purchase price of approximately $11,301 has been preliminarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values.

The Company is currently in discussions with VMC to modify the purchase agreement, which may result in the Company issuing additional shares of the Company’s common stock to VMC. The Company has determined this settlement is probable, however, is unable to estimate the potential financial impact of this settlement. The Company has determined that it will likely also modify the original agreement to limit the number of shares issuable under the Second Tranche with any shortfall in reaching the $3,000 in consideration to be settled in cash. Accordingly the Company has reclassified $3,000, which was included in additional paid in capital at the time of acquisition, to other liabilities as of June 30, 2005.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

Purchase price:

Cash consideration paid at closing	$3,954
Purchase price paid at closing in shares of InPhonic common stock	6,784
Estimated acquisition costs and expenses	563

Total consideration	$11,301

Purchase price allocation:

Tangible net assets acquired	$575
Affiliate relationships	1,740
Non-compete agreement	310
Technology	90
Domain names	210
Supplier relationship	3,890
Trade name	410
Goodwill	4,076

Total consideration	$11,301

Tangible assets were valued at their respective carrying amounts as management believes that these amounts approximate their current fair values. The identifiable intangible assets acquired were valued based on a preliminary valuation and consists of affiliate relationships, a non-compete agreement, a supplier relationship, developed technology, trade names and website domains. Identifiable intangible assets are amortized using estimated useful lives ranging from one to seven years.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of VMC occurred on January 1, 2004 (in thousands, except per share amounts):

	Six Months Ended, June 30
	2004	2005
Revenues	$95,007	$161,544
Net Loss	(12,489)	(8,247)

Net loss per share—basic and diluted	(1.06)	(0.25)

(c) Acquisition of Certain Assets of FONcentral.com, Inc.

On May 27, 2005, the Company completed the acquisition of certain assets of FONcentral.com, Inc. (“FC”) through FON Acquisition, LLC (“FON”), a wholly-owned subsidiary of the Company, pursuant to the terms and conditions of the Asset Purchase Agreement dated May 26, 2005 between FC, the Company, and FON (“the APA”). The aggregate consideration paid at closing for the assets acquired was $2,454 in cash and estimated costs plus 131,876 shares of the Company’s common stock with a fair value equal to approximately $1,721 as of May 27, 2005. The Company has accounted for this transaction as an asset purchase.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

Purchase price:

Cash consideration paid at closing	$2,439
Purchase price paid at closing in shares of InPhonic common stock	1,721
Estimated expenses	15

Total consideration	$4,175

The full purchase consideration has been allocated to other intangible assets, including non-compete agreements. The acquired intangible assets are being amortized over periods of two years.

(d) Acquired Intangible Assets

Intangible assets consisted of the following:

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Software	$1,033	$1,033	$—
Customer contracts	885	839	46
Other	1,575	131	1,444

Total	$3,493	$2,003	$1,490

	June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Software	$1,123	$1,036	$87
Customer contracts	885	885	—
Supplier and affiliate relationships	5,630	151	5,479
Other	11,180	768	10,412

Total	$18,818	$2,840	$15,978

The Company amortizes the intangible assets on a straight-line basis over periods ranging from one to ten years.

The following table reflects the changes to goodwill by segment for the six months ended June 30, 2005.

	Wireless Activation and Services	Data Services	Total
Balance as of December 31, 2004	$9,258	$221	$9,479
Goodwill arising from A1 Wireless USA, Inc. acquistion	17,376	—	17,376
Goodwill arising from VMC Satellite, Inc. acquisition	4,076	—	4,076
Less:
Sale of investment in Avesair, Inc.	—	(221)	(221)

Balance as of June 30, 2005	$30,710	$—	$30,710

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

(4) Debt

For the months ended April 30, 2005 and May 31, 2005, the Company did not meet the monthly reporting and borrowing base reporting requirements of our loan covenants. All other financial and non financial covenants were met for the months ended April 30, 2005 and May 31, 2005. The Company subsequently obtained a waiver for the non-compliance for the period from May 6, 2005 to July 27, 2005. As of June 30, 2005, the Company was in compliance with our financial and non financial covenants.

(5) Segment Information

The Company’s reportable segments are strategic business units that offer different products and services. The Company classifies its business into three segments: Wireless Activation and Services; MVNO Services; and Data Services (see note 2(p) for a description of operating segments). The Company’s management evaluates revenues and cost of revenues for these three segments. A significant portion of the Company’s operating expenses are shared between these segments; therefore, management analyzes operating results for these segments on a combined basis. Management does not review any report presenting segment balance sheet information. No transactions between segments exist.

Revenues and cost of revenues for the Company’s three business units is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenues:
Wireless activations and services (a)	$35,908	$73,396	$61,481	$138,927
MVNO Services (b)	$12,328	$7,024	$24,848	$16,670
Data Services	$1,866	$1,198	$3,849	$2,628

Total Revenues	$50,102	$81,618	$90,178	$158,225

Cost of revenues, excluding depreciation and amortization:
Wireless activations and services (a)	$19,778	$41,719	$34,390	$80,668
MVNO Services (b)	$8,021	$5,190	$15,714	$11,417
Data Services	$297	$175	$968	$432

Total cost of revenues	$28,096	$47,084	$51,072	$92,517

(a) -	Wireless activation and services segment includes financial results of the Wireless Activation and Satellite Television units
(b)	- MVNO services segment includes financial results of the MVNO services and MVNE services units

(6) Commitments and Contingencies

Contractual Commitments

The Company has entered into contracts pursuant to which the Company has agreed to pay marketing fees to online distribution channel partners based on revenues generated, as defined in the contracts, from the delivery of customers to the Company’s wireless device and activation services. These agreements expire in periods ranging from one to two years. For the three months ended June 30, 2004 and 2005, the Company paid marketing fees of $9,816 and $16,629, respectively and these amounts are included within sales and marketing expenses. For the six months ended June 30, 2004 and 2005, the Company paid marketing fees of $18,500 and $31,882, respectively and these amounts are included within sales and marketing expenses.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

Legal Matters

The company is subject to litigation, claims and assessments in the normal course of business including those arising from business combinations. The company does not believe that any existing or anticipated litigation, claims or assessments will have a material affect on the consolidated financials statements.

On August 5, 2004, Avesair, Inc., one of the companies the assets of which were acquired by the Company, filed suit against the Company demanding, among other matters, that the Company issue to Avesair shares of the Company’s common stock valued at approximately $4 million. The stock demanded by Avesair represents the maximum value of shares that they could have earned for achieving certain performance-based targets under the asset purchase agreement. The Company believes the performance-based targets were not achieved and intends to vigorously contest this matter. However, any adverse resolution of this matter could have a material adverse impact on the Company’s financial results and would result in dilution to the Company’s stockholders.

On July 25, 2005, the Federal Communications Commission (“FCC”) issued a Notice of Apparent Liability, asserting that the Company registered with the FCC and reported and contributed to the Universal Service Fund (“USF”) and the Telecommunications Relay Service Fund later than required by FCC rules. The FCC has preliminarily proposed to fine us approximately $820 for late payment of such fees. We do not believe that an FCC penalty is appropriate under such circumstances, and we plan to respond to the FCC’s preliminary finding and to assert that no fine is appropriate under the circumstances. However, any adverse resolution of this matter could have a material adverse impact on our financial results.

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

We measure success based on our financial results as well as various non-financial measures. Among the key financial factors upon which management focuses in reviewing performance are growth in revenues, contribution margin and operating income. We believe that our online business model allows us to maintain a lower cost structure than traditional wireless retail stores, allowing us to pass these savings to our customers. Our financial results, including our revenues, cost of revenues and operating income can, and do, vary significantly from quarter-to-quarter as a result of a number of factors, many of which are beyond our control. These factors include the seasonality of our revenues, economic conditions specific to the Internet and online commerce and wireless services industries, our ability to attract visitors to our websites, changes in wireless carrier commission and bonus structures, the timing of recognition of bonuses paid to us by wireless carriers and our competitors’ pricing and marketing strategies.

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

Our revenues include commissions, bonuses and other payments we receive from wireless carriers, including a satellite television provider, in connection with the activation of customers on their networks, as well as payments from customers for wireless services and devices. For the three months ended June 30, 2004, total revenues and net loss were $50.1 million and $2.9 million, respectively. For the three months ended June 30, 2005, total revenues and net loss were $81.6 million and $1.7 million, respectively. Revenues from our top three wireless carriers represented 50% and 54% of our total consolidated revenues for the three months ended

June 30, 2004 and 2005, respectively. For the six months ended June 30, 2004, total revenues and net loss were $90.2 million and $7.7 million, respectively. For the six months ended June 30, 2005, total revenues and total net loss were $158.2 million and $8.6 million, respectively. Revenues from our top three wireless carriers represented 45% and 54% of our total consolidated revenues for the six months ended June 30, 2004 and 2005, respectively. During our limited history of operations, we have incurred significant losses and had negative cash flow from operations. As of June 30, 2005, we had an accumulated deficit of $135.1 million and a total stockholders’ equity of $130.5 million. We are depending upon our ability to continue to increase our revenues at a faster pace than our operating expenses in order to reduce our net loss or achieve profitability in the future. The industry trends that affect our business are the growth of the Internet, the growth of ecommerce over the Internet, as well as activations of wireless services and MVNO services.

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

Wireless Activation and Services. In our wireless activation and services (“WAS”) segment, we generate revenues from wireless carriers, including a satellite TV provider, who pay us commissions, as well as volume and performance-based bonuses for activating wireless services on their networks. We may also charge for devices, shipping and handling and activation certificates.

The WAS segment’s revenues are reduced for estimated deactivations of the wireless services by customers prior to the expiration of a time period that ranges from 120 to 210 days from the date of activation, depending on the wireless carrier. We estimate deactivations based on historical experience, which we developed based on our experience with carriers, customer behavior and sources of customers, among other things, allowing us to accrue estimates with what we believe is a high degree of certainty. If we determines that we cannot accurately predict future deactivation experience, we will be required to defer 100% of our carrier commissions revenue until the expiration of the appropriate charge-back period. New channels for which we have insufficient historical data to adequately estimate deactivation experience will be deferred through the expiration period for a period of 24 months, until such time that we can accurately estimate the deactivation experience for the new channel.

During the six months ended June 30, 2005, we identified variances between our estimated reserve for future deactivations and the actual deactivation experience realized. We believe these variances were caused by non-recurring items including a delay in receiving carrier statements from AT&T Wireless coupled with difficulties in reconciling reported data. We ceased activating services for AT&T Wireless in January 2005 and have not experienced such statement delays from other carriers. While we believe the likelihood of such variances occurring in the future is remote, we are diligently monitoring the characteristics of individual carriers and channels to ensure that our method of determining estimates continues to be accurate. Should we experience these or similar situations in the future that give rise to material variances between estimated deactivations and actual deactivation experience, we will be required to defer the recognition of carrier commission revenue from such carrier or channel until the applicable chargeback period expires.

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

We have had discrepancies between the activations and deactivations initially reported by the wireless carriers and the activations and deactivations recorded in our internal systems. We work with the carriers to resolve these discrepancies that we have disputed with the carriers. We reduce revenues for the discrepancies which we do not expect to favorably resolve, based on our historical experience.

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

We offer marketers the ability to sell wireless services or MVNO services to their customers under their own brands using our e-commerce platform, operational infrastructure and wholesale wireless airtime that we purchase, through MVNE contracts. We receive fees for production of the network platform, as well as for operational support services. We defer the fees attributable to the production of the network platform until the customer accepts delivery of the platform and all revenue recognition criteria have been satisfied. We also defer the fees attributable to the provision of services, and recognize these deferred fees and costs on a straight-line basis over the term of the services. For the six months ended June 30, 2005, we have recognized revenues related to completion of certain deliverables under MVNE contracts, as well as deferred revenues related to deliverables and services not yet completed.

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

Cost of Revenues

The major components of our cost of revenues, excluding depreciation and amortization, are:

Activations and Services. Cost of activations and services revenues includes the amounts paid to a wireless carrier for airtime and activations for our MVNO segment and amounts paid to providers of telecommunications and data center services for our data services segment. Amounts paid to wireless carriers for airtime, overage and activations are recognized when the services are performed.

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

For purposes of performing our annual SFAS No. 142 analysis, we identify our reporting units either at the segment level or one level below the segment level, depending on the segment. For the WAS segment and the MVNO segment, we evaluate goodwill for impairment at the segment level. For the data services segment, we evaluate goodwill for impairment at one level below the segment. We determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to these reporting units as of December 31, 2004. We determined the estimated fair value of each reporting unit and compared it to the carrying amount of the reporting unit. As a result of this comparison, no indication that the reporting units’ fair values were less than their carrying values was noted. Additionally, we were not aware of any events or circumstances occurring during the period ended June 30, 2005 that would indicate a need to perform an important analysis sooner than our planned annual test. In the future, to the extent the carrying amount of a reporting unit exceeds the fair value of such reporting unit, an indication would exist that such reporting unit’s goodwill may be impaired, and we would be required to perform the second step of the impairment test. In the second step, we must determine the implied fair value of the reporting unit goodwill and compare this implied fair value to the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of the analysis. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

The calculation of fair value in accordance with SFAS No. 144 includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. Our estimates of anticipated future income and cash flows used in determining fair value could be reduced significantly in the future due to changes in technologies, regulation, available financing, competition or other circumstances. As a result, the carrying amount of our long-lived assets could be reduced through impairment charges in the future. Additionally, changes in estimated future cash flows could result in a shortening of estimated useful lives for long-lived assets including intangibles.

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

Segment Overview

We provide segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We classify our business into three reportable segments: WAS, MVNO

Services and Data Services. The WAS segment has two business units, Wireless Activation and Satellite Television, which activate wireless products and broker services through wireless carriers, including a satellite television carrier. These two business units are operating segments, which have been aggregated into one reportable segment, WAS. The MVNO Services segment has two business units which provide privately branded wireless communications services, MVNO Services and MVNE Services. These two business units are operating segments, which have been aggregated into one reportable segment, MVNO Services. Our expectation is that the overall economics of each of our material operating segments within each reporting segment will be materially similar over time. The Data Services segment contains only one business unit.

Management evaluates revenues and cost of revenues for the three reporting segments. A significant portion of our operating expenses is shared between these segments, and, therefore, management analyzes operating results for these three segments on a combined basis. SFAS No. 131 designates the internal information used by management for allocating resources and assessing performance as the source of our reportable segments and requires disclosure about products and services, geographical areas and major customers. All intersegment transactions are eliminated in consolidation.

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

For the second quarter of 2004, revenues from our WAS segment, MVNO services segment and our data services segment were $35.9 million, $12.3 million and $1.9 million, respectively and represented 72%, 25% and 3% of our total revenues, respectively. For the second quarter of 2005, revenues from our WAS segment, MVNO services segment and our data services segment were $73.4 million, $7.0 million and $1.2 million, respectively and represented 90%, 9% and 1% of our total revenues, respectively.

The following is a summary of our results of operations for our reportable segments for the three and six months ended June 30, 2004 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenues:
Wireless activations and services (a)	$35,908	$73,396	$61,481	$138,927
MVNO Services (b)	$12,328	$7,024	$24,848	$16,670
Data Services	$1,866	$1,198	$3,849	$2,628

Total Revenues	$50,102	$81,618	$90,178	$158,225

Cost of revenues, exclusing depreciation and amortization:
Wireless activations and services (a)	$19,778	$41,719	$34,390	$80,668
MVNO Services (b)	$8,021	$5,190	$15,714	$11,417
Data Services	$297	$175	$968	$432

Total cost of revenues	$28,096	$47,084	$51,072	$92,517

(a) -	Wireless activation and services segment includes financial results of the Wireless Activation and Satellite Television units
(b)	- MVNO services segment includes financial results of the MVNO services and MVNE services units

Comparison of the Three Months Ended June 30, 2004 and 2005 By Reportable Segment

Revenues

Total revenues increased 63% to $81.6 million for the second quarter of 2005 from $50.1 million for the second quarter of 2004. Revenues from the WAS segment increased 104% to $73.4 million for the second quarter of 2005, from $35.9 million for the second quarter of 2004. Revenues from the MVNO services segment decreased 43% to $7.0 million for the second quarter 2005, from $12.3 million for the same period of 2004. Revenues from the data services segment decreased 36% to $1.2 million for the second quarter of 2005, from $1.9 million for the second quarter of 2004. For the second quarter of 2005, revenues from our top three wireless carriers represented 54% of our total consolidated revenues. The majority of the increase in total revenues is attributable to increases in business volume, primarily as a result of increased activations in the WAS segment which was partially due to the acquisitions of A1 Wireless in January 2005 and VMC Satellite in April 2005, partially offset by a reduction in subscribers in the MVNO services and data services segments.

Wireless Activation and Services Segment (WAS)

Our revenues from the WAS segment increased 104% to $73.4 million for the second quarter of 2005 from $35.9 million for the second quarter of 2004. The increase was primarily attributable to an increase in the number of activations, which was partially due to the acquisitions of A1 Wireless in January 2005 and VMC Satellite in April 2005. WAS revenues may vary from period to period based on our promotional efforts, which includes subsidizing the costs of the devices purchased by consumers.

MVNO Services Segment

Our revenues from the MVNO services segment decreased 43% to $7.0 million for the second quarter of 2005 from $12.3 million for the second quarter of 2004. The decrease was primarily attributable to a decrease in the number of subscribers to our Liberty Wireless service and offset by revenues related to MVNE contracts.

Data Services Segment

Our revenues from the data services segment decreased 36% to $1.2 million for the second quarter of 2005 from $1.9 million for the second quarter of 2004 due to a decrease in the number of subscribers to our data services, year over year.

Cost of Revenues

Total cost of revenues increased 68% to $47.1 million for the second quarter of 2005 from $28.1 million for the second quarter of 2004. Cost of revenues from the WAS segment increased 111% to $41.7 million for the second quarter of 2005, from $19.8 million for the second quarter of 2004. Cost of revenues from the MVNO services segment decreased 35% to $5.2 million for the second quarter of 2005, from $8.0 million for the second quarter of 2004. Cost of revenues from the data services segment decreased 41% to $0.2 million for the second quarter of 2005, from $0.3 million for the second quarter of 2004. The majority of the increase in total cost of revenues is attributable to increases in business volume, as a result of increased activations in the WAS segment, partially offset by a reduction in subscribers in the MVNO services and data services segments.

Wireless Activation and Services Segment (WAS)

WAS cost of revenues increased to $41.7 million for the second quarter of 2005 from $19.8 million for the second quarter of 2004. The increase was attributable to an increase in volume of activations and an increase in the average cost of the equipment. As a percentage of WAS revenues, cost of revenues increased from 55% for the second quarter of 2004 to 57% for the second quarter of 2005, due to the continued increase of phone subsidies to the consumer.

MVNO Services Segment

Our cost of revenues from the MVNO services segment decreased 35% to $5.2 million for the second quarter of 2005 from $8.0 million for the second quarter of 2004. The decrease was attributable to a decrease in the number of subscribers to our Liberty Wireless service, which also resulted in decreased volume discounts on airtime usage from a wireless carrier. Cost of revenues as a percentage of the MVNO services segment revenues increased from 65% for the second quarter of 2004 to 74% for the second quarter of 2005. This is partially due to the recognition of previously deferred costs associated with an MVNE contract that were not incurred in 2004.

Additionally, our cost of revenues from the MVNO services segment was negatively impacted by both an internal billing system limitation pursuant to which consumers could purchase different rate plan products simultaneously, which caused a rate plan matching discrepancy in our cost of revenues and a dealer program that allowed consumers to purchase various rate plan products simultaneously that resulted in a decline in rate plan breakage in our cost of revenues, that resulted in an increase in our per subscriber cost of revenues. We do not expect these matters to occur again as we have made systems enhancements that eliminate the ability of consumers to combine various products that was the cause of the rate plan matching discrepancy and have eliminated the problematic dealer program.

Data Services Segment

Our cost of revenues from the data services segment decreased 41% to $0.2 million for the second quarter of 2005, from $0.3 million for the second quarter of 2004. The decrease is attributable to a decrease in the number of subscribers for the same services, year over year.

Comparison of the Six Months Ended June 30, 2004 and 2005 By Reportable Segment

Revenues

Total revenues increased 75% to $158.2 million for the six months ended June 30, 2005 from $90.2 million for the six months ended June 30, 2004. Revenues from the WAS segment increased 126% to $138.9 million for the six months ended June 30, 2005, from $61.5 million for the six months ended June 30, 2004. Revenues from the MVNO services segment decreased 33% to $16.7 million for the six months ended June 30, 2005, from $24.8 million for the six months ended June 30, 2004. Revenues from the data services segment decreased 32% to $2.6 million for the six months ended June 30, 2005, from $3.8 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, revenues from our top three wireless carriers represented 54% of our total revenues. The majority of the increase in total revenues is attributable to increases in business volume, primarily as a result of increased activations in the WAS segment which was partially due to the acquisitions of A1 Wireless in January 2005 and VMC Satellite in April 2005, partially offset by a reduction in subscribers in the MVNO services and data services segments.

Wireless Activation and Services Segment (WAS)

Our revenues from the WAS segment increased 126% to $138.9 million for the six months ended June 30, 2005 from $61.5 million for the six months ended June 30, 2004. The increase was primarily attributable to an increase in the number of activations, which was partially due to the acquisitions of A1 wireless in January 2005 and VMC Satellite in April 2005. WAS revenues may vary from period to period based on our promotional efforts, because these efforts may include subsidizing the costs of the devices purchased by our customers.

MVNO Services Segment

Our revenues from the MVNO services segment decreased 33% to $16.7 million for the six months ended June 30, 2005 from $24.8 million for the six months ended June 30, 2004. The decrease was primarily attributable to a decrease in the number of subscribers to our Liberty Wireless service and offset by revenues related to MVNE contracts.

Data Services Segment

Our revenues from the data services segment decreased 32% to $2.6 million for the six months ended June 30, 2005 from $3.8 million for the six months ended June 30, 2004 due to a decrease in the number of subscribers to our data services, year over year.

Cost of Revenues

Total cost of revenues increased 81% to $92.5 million for the six months ended June 30, 2005 from $51.1 million for the six months ended June 30, 2004. Cost of revenues from the WAS segment increased 135% to $80.7 million for the six months ended June 30, 2005, from $34.4 million for the six months ended June 30, 2004. Cost of revenues from the MVNO services segment decreased 27% to $11.4 million for the six months ended June 30, 2005, from $15.7 million for the six months ended June 30, 2004. Cost of revenues from the data services segment decreased 55% to $0.4 million for the six months ended June 30, 2005, from $1.0 million for the six months ended June 30, 2004. The majority of the increase in total cost of revenues is attributable to increases in business volume, as a result of increased activations in the WAS segment, partially offset by a reduction in subscribers in the MVNO services and data services segments.

Wireless Activation and Services Segment (WAS)

Our cost of revenues from the WAS segment increased 135% to $80.7 million for the six months ended June 30, 2005 from $34.4 million for the six months ended June 30, 2004. The increase was attributable to an increase in volume of activations and an increase in the average cost of the equipment. As a percentage of WAS revenues, cost of revenues increased from 56% for the six months ended June 30, 2004 to 58% for the same period of 2005 due to the continued increase of phone subsidies to the consumer.

MVNO Services Segment

Our cost of revenues from the MVNO services segment decreased 27% to $11.4 million for the six months ended June 30, 2005 from $15.7 million for the six months ended June 30, 2004. The decrease was attributable to a decrease in the number of subscribers to our Liberty Wireless service, which also resulted in decreased volume discounts on airtime usage from a wireless carrier. Cost of revenues as a percentage of the MVNO services segment revenues increased from 63% for the six months ended June 30, 2004 to 68% for the six months ended June 30, 2005. This is partially due to the recognition of previously deferred costs associated with an MVNE contract that were not present in 2004 and decreased volume discounts on airtime usage.

Additionally, our cost of revenues from the MVNO services segment was negatively impacted by both an internal billing system limitation pursuant to which consumers could purchase different rate plan products simultaneously, which caused a rate plan matching discrepancy in our cost of revenues and a dealer program that allowed consumers to purchase various rate plan products simultaneously that resulted in a decline in rate plan breakage in our cost of revenues, that resulted in an increase in our per subscriber cost of revenues. We do not expect these matters to occur again as we have made systems enhancements that eliminate the ability of consumers to combine various products that was the cause of the rate plan matching discrepancy and have eliminated the problematic dealer program.

Data Services Segment

Our cost of revenues from the data services segment decreased 55% to $0.4 million for the six months ended June 30, 2005, from $1.0 million for the six months ended June 30, 2004. The decrease is attributable to a decrease in the number of subscribers for the same services, year over year.

Financial Statement Review

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Activations and services	81%	75%	82%	75%
Equipment	19%	25%	18%	25%

Total revenues	100%	100%	100%	100%
Cost of revenues, excluding depreciation and amortization:
Activations and services	12%	6%	13%	6%
Equipment	44%	52%	44%	52%

Total cost of revenues	56%	58%	57%	58%
Operating expenses:
General and administrative expenses, excluding depreciation and amortization	24%	16%	25%	20%
Sales and marketing expenses, excluding depreciation and amortization	23%	25%	24%	25%
Depreciation and amortization	3%	3%	3%	3%
Restructuring costs	0%	0%	0%	0%
Loss on investment	0%	0%	0%	0%

Total operating expenses	50%	44%	52%	48%

Loss from operations	(6)%	(2)%	(9)%	(6)%
Total other income (expense)	0%	0%	0%	0%

Net loss	(6)%	(2)%	(9)%	(6)%

Comparison of the Three Months Ended June 30, 2004 and 2005 by Statement of Operations Line Item

Revenues

Total revenues increased 63% to $81.6 million for the second quarter of 2005 from $50.1 million for the second quarter of 2004. The majority of the increase is attributable to increases in business volume as a result of increased activations in our WAS segment partially resulting from acquisitions of A1 Wireless in January 2005 and VMC Satellite in April 2005, partially offset by a reduction in subscribers in our MVNO services and data services segments.

Activations and Services

Our activations and services revenues increased 52% to $61.3 million for the second quarter of 2005 from $40.4 million for the same period of 2004. The increase in activations and services revenues of $20.9 million is attributable to a $25.6 million increase in revenues from our WAS segment, offset by a $4.1 million and a $0.7 million decrease in revenues from our MVNO services and data services segments, respectively.

Equipment

Our revenues from sales of equipment increased 110% to $20.4 million for the second quarter of 2005 from $9.7 million for the same period of 2004. The increase in equipment revenues was attributable to a $11.9 million increase in revenues from equipment sales in connection with our WAS segment, offset by a $1.2 million decrease in revenues from equipment sales in connection with our MVNO services segment.

Cost of Revenues

Total cost of revenues increased 68% to $47.1 million for the second quarter of 2005 from $28.1 million for the second quarter of 2004. The increase was attributable to a $20.4 million increase in cost of equipment revenues and partially offset by a $1.4 million decrease in cost of activations and services revenues.

Activations and Services

Total cost of activations and services revenues decreased 24% to $4.4 million for the second quarter of 2005 from $5.8 million for the second quarter of 2004. The decrease in cost of revenues of $1.4 million is attributable to a $1.2 million and $0.2 million decrease to our MVNO services and data services segments costs of revenues, respectively, which is attributable to a decrease in subscribers in both segments.

Equipment

Our cost of revenues from equipment sales increased 91% to $42.6 million for the second quarter of 2005 from $22.3 million for the second quarter of 2004. The increase was attributable to a $21.9 million increase in cost of revenues from equipment sales in connection with our WAS segment, partially offset by a $1.6 million decrease in cost of revenues in connection with our MVNO services segment. As a percentage of equipment revenues, cost of equipment revenues decreased from 230% for the second quarter of 2004 to 210% for the second quarter of 2005 due to the sale of more advanced devices at higher prices and with lower subsidies.

Operating Expenses

General and Administrative. Our general and administrative expenses increased 11% to $13.2 million for the second quarter of 2005 from $11.9 million for the same period of 2004. General and administrative expenses increased as a result of severance costs for recent employee terminations, increased staffing to support the growth of our business, including additional general and administrative expenses incurred related to A1 Wireless and increased stock compensation expense. We expect general and administrative expenses to continue to increase as we grow our business; however, we expect such expenses to continue to decrease as a percentage of revenues.

In the first quarter of 2005, we entered into transition agreements with two employees pursuant to which they will provide us with consulting services. These employees will receive continued vesting of previously granted stock options through June 30, 2006 and September 30, 2006, respectively. We recognized $0.6 million in severance costs, which are recorded within general and administrative expenses, in the quarter ended June 30, 2005, $0.1 million of which related to base salary paid during the quarter and $0.5 million in stock compensation costs related to the modification of the terms of the options. The Company expects to incur future severance costs of $0.5 million, $0.1 million of which relates to base salary and related benefits and $0.4 million in stock compensation costs.

Sales and Marketing. Our sales and marketing expenses increased 82% to $20.6 million for the second quarter of 2005 from $11.3 million for the second quarter of 2004. The increase is primarily as a result of the addition of larger partners, partially due to the additional A1 Wireless marketing partners, and increased sales volume. Additionally, stock compensation expense increased slightly in the second quarter of 2005 as compared to the second quarter of 2004. We expect sales and marketing expenses to continue to increase as we grow our business; however, we expect such expenses to decrease as a percentage of revenues.

Depreciation and Amortization. Our depreciation and amortization expenses increased 50% to $2.1 million for the second quarter of 2005 from $1.4 million for the second quarter of 2004. The increase resulted from the costs associated with developing new functionality related to our websites and product offerings and amortization of acquired intangibles, particularly in connection with the acquisitions of A1 Wireless and VMC Satellite.

Restructuring Costs. In the second quarter of 2005, and subsequent to the acquisition of A1 Wireless (see note 3(a)), we entered into a restructuring plan to take advantage of synergies gained through the acquisition of

A1 Wireless and to restructure other operating segments for efficiency purposes. We recognized $0.2 million in restructuring costs in the second quarter of 2005, which related to workforce reduction and excess facilities. The Company expects to incur future restructuring costs of $0.2 million, all of which relate to the continuance of severance obligations to employees terminated during the period ended June 30, 2005.

Net Loss. Net loss decreased 44% to $1.7 million for the second quarter of 2005 from $2.9 million for the same period of 2004. The decrease is primarily due to increased sales volume, which resulted in increased revenues, as well as decreased general and administrative expenses as a percentage of total revenue.

Comparison of the Six Months Ended June 30, 2004 and 2005 by Statement of Operations Line Item

Revenues

Total revenues increased 75% to $158.2 million for the six months ended June 30, 2005 from $90.2 million for the second quarter of 2004. The majority of the increase is attributable to increases in business volume as a result of increased activations in our WAS segment and the acquisitions of A1 Wireless in January 2005 and VMC Satellite in April 2005, partially offset by a reduction in subscribers in our MVNO services and data services segments.

Activations and Services

Our activations and services revenues increased 61% to $118.5 million for the six months ended June 30, 2005 from $73.8 million for the six months ended June 30, 2004. The increase in activations and services revenues of $44.7 million is attributable to a $52.0 million increase in revenues from our WAS segment, offset by a $6.1 million and a $1.2 million decrease in revenues from our MVNO services and data services segments, respectively.

Equipment

Our revenues from sales of equipment increased 143% to $39.7 million for the six months ended June 30, 2005 from $16.4 million for the six months ended June 30, of 2004. The increase in equipment revenues was attributable to a $25.5 million increase in revenues from equipment sales in connection with our WAS segment, offset by a $2.1 million decrease in revenues from equipment sales in connection with our MVNO services segment.

Cost of Revenues

Total cost of revenues increased 81% to $92.5 million for the six months ended June 30, 2005 from $51.1 million for the six months ended June 30, 2004. The increase was attributable to a $43.5 million increase in cost of equipment revenues and partially offset by a $2.1 million decrease in cost of activations and services revenues.

Activations and Services

Total cost of activations and services revenues decreased 17% to $9.8 million for the six months ended June 30, 2005 from $11.8 million for the six months ended June 30, 2004. The decrease in cost of revenues of $2.1 million is attributable to a $1.6 million and $0.5 million decrease to our MVNO services and data services segments costs of revenues, respectively, which is attributable to a decrease in subscribers in both segments.

Equipment

Our cost of revenues from equipment sales increased 111% to $82.7 million for the six months ended June 30, 2005 from $39.2 million for the six months ended June 30, 2004. The increase was attributable to a $46.3 million increase in cost of revenues from equipment sales in connection with our WAS segment, partially offset by a $2.8 million decrease in cost of revenues in connection with our MVNO services segment. As a percentage of equipment revenues, cost of equipment revenues decreased from 240% for the second quarter of 2004 to 208% for the second quarter of 2005 due to the sale of more advanced devices at higher prices and with lower subsidies.

Operating Expenses

General and Administrative. Our general and administrative expenses increased 42% to $31.3 million for the six months ended June 30, 2005 from $22.1 million for the six months ended June 30, 2004. General and administrative expenses increased as a result of severance costs for recent employee terminations (see note 2(h)), increased staffing to support the growth of our business, including additional general and administrative expenses incurred related to A1 Wireless and increased stock compensation expense. We expect general and administrative expenses to continue to increase as we grow our business; however, we expect such expenses to continue to decrease as a percentage of revenues.

During the six months ended June 30, 2005, we entered into transition agreements with two employees pursuant to which they will provide us with consulting services. These former employees will receive continued vesting of previously granted stock options through June 30, 2006 and September 30, 2006, respectively. We recognized $6.0 million in severance costs, which are recorded within general and administrative expenses, in the six months ended June 30, 2005, $0.2 million of which related to base salary paid during the period and $5.8 million in stock compensation costs related to the modification of the terms of the options. The Company expects to incur future severance costs of $0.5 million, $0.1 million of which relates to future payment of base salary and related benefits and $0.4 million in stock compensation costs.

Sales and Marketing. Our sales and marketing expenses increased 83% to $39.0 million for the six months ended June 30, 2005 from $21.3 million for the six months ended June 30, 2004. The increase is primarily as a result of the addition of larger partners, partially due to the additional A1 Wireless marketing partners, and increased sales volume. Additionally, stock compensation expense increased in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. We expect sales and marketing expenses to continue to increase as we grow our business; however, we expect such expenses to decrease as a percentage of revenues.

Depreciation and Amortization. Our depreciation and amortization expenses increased 29% to $3.9 million for the six months ended June 30, 2005 from $3.0 million for the six months ended June 30, 2004. The increase resulted from the costs associated with developing new functionality related to our websites and product offerings and amortization of acquired intangibles, particularly in connection with the acquisitions of A1 Wireless and VMC Satellite.

Restructuring Costs. In the six months ended June 30, 2005, and subsequent to the acquisition of A1 Wireless, we entered into a restructuring plan to take advantage of synergies gained through the acquisition of A1 Wireless and to restructure other operating segments for efficiency purposes. We recognized $0.4 million in restructuring costs in the period ended June 30, 2005, which related to workforce reduction and excess facilities. The Company expects to incur future restructuring costs of $0.2 million, all of which relate to the continuance of severance obligations to employees terminated during the six months ended June 30, 2005.

Net Loss. Net loss increased 12% to $8.6 million for the six months ended June 30, 2005 from $7.7 million for the same period of 2004. The increase is primarily due to $0.4 million and $6.0 million in restructuring and severance costs, respectively, recognized during the six months ended June 30, 2005, offset by increased revenues, resulting from increased sales volumes.

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

At June 30, 2005, we had cash and cash equivalents of $65.3 million, short term investments of $17.9 million and debt obligations of $0.4 million. As of December 31, 2004, we had cash and cash equivalents of $101.0 million and debt obligations of $0.5 million, as all other debt was paid in full in December 2004.

Net cash provided by (used in) company activities was $2.9 million and $(35.7) million for the six months ended June 30, 2004 and 2005, respectively. Net cash used in the six months ended June 30, 2005 was primarily attributable to increases in accounts receivable and inventory related to increased sales volume, purchase of short term investments, and capital expenditures.

Net cash provided by operating activities was $1.6 million and net cash used in operating activities was $6.9 million for the six months ended June 30, 2004 and 2005, respectively. Net cash used in operating activities in the six months ended June 30, 2005 was primarily attributable to significant increases in accounts receivable and inventory due to increased sales volume, which was partially caused by the acquisitions of A1 Wireless and VMC Satellite. The majority of the accounts receivable balance relates to amounts due from wireless carriers. As of June 30, 2005, all carrier accounts receivable were current, based on current terms.

Net cash used in investing activities in the six months ended June 30, 2004 and 2005 was $2.4 million and $35.0 million, respectively. The increase in cash used in investing activities was due to an increase in the purchase of property and equipment, capitalized labor costs associated with enhancing our infrastructure and the purchase of $17.9 million, 120 to 180 day commercial paper during the six months ended June 30, 2005. Additionally, $10.7 million in cash, which was held in escrow at December 31, 2004, and $9.2 million in common stock off-set by acquired assets and assumed liabilities, is included in net cash paid for acquisitions for the six months ended June 30, 2005.

Net cash provided by financing activities was $3.7 million in the six months ended June 30, 2004 as compared to net cash provided by financing activities of $6.1 million during the six months ended June 30, 2005. The increase in cash provided by financing activities is primarily attributed to the proceeds received from the exercise of warrants and options during the second quarter of 2005, partially offset by costs related to our initial public offering.

We have previously borrowed money to finance our operations and purchase equipment. The amount available for us to borrow under the revolving line of credit is subject to our meeting borrowing base requirements relating to accounts receivable and inventory. Interest on advances under the revolving line of credit is payable monthly. This facility is secured by a first priority lien on all of our assets. As of June 30, 2005, we could borrow up to $25.0 million on the revolving line of credit. There were no amounts outstanding under our revolving line of credit as of December 31, 2004 and June 30, 2005.

For the months ended April 30, 2005 and May 31, 2005, we did not meet the monthly reporting and borrowing base reporting requirements of our loan covenants. All other financial and non financial covenants were met for the months ended April 30, 2005 and May 31, 2005. We subsequently obtained a waiver for the non-compliance for the period from May 6, 2005 to July 27, 2005. As of June 30, 2005, we were in compliance with our financial and non financial covenants.

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

Based on our current level of operations and anticipated growth, we believe that our future cash generated from operations, amounts available under our credit facility and future capital leasing arrangements, together with the net proceeds that we received from our initial public offering, will be adequate to finance our working capital and other capital expenditure requirements for at least the next 12 month period. However, future capital and operating requirements may change and will depend on many factors, including the level of our revenues, the expansion of our sales and marketing activities, the cost of our fulfillment operations, potential investments in businesses or technologies and continued market acceptance of our products. Additionally, poor financial results, unanticipated expenses, acquisitions of technologies or businesses or strategic investments could give rise to additional financing requirements sooner than we expect. We could be required, or could elect, to seek additional funding through a public or private equity or debt financing in the future, and this financing may not be available on terms acceptable to us, or at all.

Acquisitions

A1 Wireless USA, Inc.

On January 4, 2005, we acquired certain assets and assumed certain obligations of A1 Wireless in a transaction accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. A1 Wireless is an activator of wireless services and devices on the Internet. A1 Wireless sells wireless services and devices to consumers through branded partner websites that it creates and manages, and through sophisticated online search advertising campaigns. The results of A1 Wireless’ operations are included in our financial statements effective January 1, 2005, and are reported in the Wireless Activation and Services segment.

The purchase consideration consisted of cash and shares of our common stock for an aggregate purchase price of $22.1 million, including acquisition costs of $2.0 million and contingent consideration of $5.3 million. This acquisition enhanced our existing distribution channels in the wireless activation and services segment. At the closing, we paid approximately $10.7 million in cash and issued 160,226 shares of our common stock. The cash consideration of $10.7 million was held by an escrow agent as of December 31, 2004 and was paid to A1 Wireless at closing. During the three months ended March 31, 2005, A1 Wireless achieved pre-determined operating targets and we recorded an additional $1.4 million in goodwill and accrued expenses related to fulfillment of the earn out threshold for the period. The earn out payment included $1.0 million in cash and 19,075 shares of our common stock.

On June 30, 2005, we entered into a settlement agreement to pay the remainder of the earn out, which includes $3.0 million in cash plus 57,223 shares of Our common stock valued at $0.9 million, due to the settlement of a purchase contingency. During the second quarter of 2005, we recorded additional goodwill related to the settlement agreement of $3.9 million. As a part of the settlement agreement, we also agreed to issue an additional 15,408 shares of our common stock during the third quarter 2005. These shares were not included in the original earn out provisions as stated in the Asset Purchase Agreement and therefore, we recorded $235 of general and administrative expenses during the second quarter 2005 and accrued for this liability as of June 30, 2005, to recognize this settlement.

VMC Satellite, Inc

On April 26, 2005, we completed our acquisition of certain assets and liabilities of VMC Satellite, Inc., pursuant to the terms and conditions of the Asset Purchase Agreement dated April 26, 2005 (“Asset Purchase Agreement”). VMC Satellite is an online marketer of digital broadcast satellite services. This acquisition will enable us to expand our service offerings, creating additional revenue opportunities from the consumers that visit its portfolio of Web sites and marketing partners each month, while allowing VMC Satellite to continue to scale its business with the resources and our expertise. The results of VMC Satellite’s operations are included in our financial statements effective April 26, 2005, and are reported in the Wireless Activation and Services segment.

The aggregate consideration was approximately $4.5 million (including estimated acquisition costs of approximately $0.6 million) plus shares of our common stock with a fair value equal to approximately $6.8 million. The stock consideration includes 195,798 shares of our common stock having a fair value equal to approximately $3.8 million, which was issued at closing, and an undetermined number of shares of our common stock, having a fair value equal to approximately $3.0 million (“Second Tranche”), to be issued at a later date in accordance with the Asset Purchase Agreement. In addition, we have agreed to pay up to an aggregate of $5.1 million in cash and issue 334,288 shares of our common stock if VMC Satellite attains certain EBITDA benchmarks between April 26, 2005 and April 30, 2007. The purchase price of approximately $11.3 million has been preliminarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values.

We are currently in discussions with VMC Satellite to modify the purchase agreement, which may result in the issuance of additional shares of our common stock to VMC Satellite. We have determined this settlement is probable, however, we are unable to estimate the potential financial impact of this settlement. We have determined that we will likely also modify the original agreement to limit the number of shares issuable under Second Tranche with any shortfall in reaching the $3.0 million in consideration to be settled in cash. Accordingly we have reclassified $3.0 million, which was included in additional paid in capital at the time of acquisition, to other liabilities as of June 30, 2005.

Contractual Obligations

The following table summarizes (in thousands) our contractual obligations, including interest on operating leases, and the expected effect on liquidity and cash flows as of June 30, 2005.

	Total	1 - 3 years	4 - 5 years	Over 5 years
Capital leases	$393	$393	$—	$—
Operating leases	4,016	3,377	639	—

	$4,409	$3,770	$639	$—

As a result of the acquisition of VMC Satellite in April 2005, we may be obligated to pay shareholders of VMC Satellite an additional $5.1 million in cash and 334,288 shares of our common stock upon achieving certain future operating targets. Additionally, under the terms of the Asset Purchase Agreement, we are required to distribute an undetermined number of shares of our common stock, having a fair value equal to approximately $3.0 million, to be issued at a later date.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123R. The effective date of SFAS No. 123(R) under these new rules for us is January 1, 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on its financial position, cash flows or results of operations.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on our current intent, belief and expectations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict, including, among other things: the Company’s limited operating history; the ability to maintain strong relationships with wireless carriers; ongoing consolidation among wireless carriers; a decrease in the new subscriber growth rate; increased competition with additional retail and on-line distributors of wireless services and devices; increased competition from additional MVNO service providers; increase in the rate of deactivations of active accounts; ability to attract new customers; the ability to collect additional airtime usage payments from Liberty Wireless customers; dependency on Sprint to provide the airtime minutes and network coverage for Liberty Wireless service; ability to successfully integrate acquisitions; ability to accurately estimate reserve for future deactivations; interruptions or delays in service from third parties; the Company’s ability to effectively manage business growth; ability to attract and retain key personnel; and government regulation.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the period ended June 30, 2005, and has concluded that there was no change that occurred during the period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed below.

Although we believe that our disclosure controls and procedures are effective as noted above, as we prepare for our first formal evaluation of our internal controls over financial reporting under the Sarbanes-Oxley Act of 2002, we are conducting a comprehensive review of our internal controls. As part of our review, we have identified issues with respect to our internal controls caused by the increased level of transaction activity and increased complexities in accounting matters and our financial reporting. It is possible that these issues could constitute a “material weakness” (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal control over financial reporting. We are in the process of implementing new controls to remediate these issues, which primarily include hiring additional accounting and finance personnel. We have commenced an active search for additional experienced staff, specifically identifying candidates with strong technical accounting experience. If we fail to adequately remediate these issues before December 31, 2005, and if management concludes that they give rise to, or otherwise constitute a material weakness, our management will not be permitted to conclude that our internal control over financial reporting is effective.

PART II

ITEM 1. LEGAL PROCEEDINGS

On August 5, 2004, Avesair, Inc., one of the companies the assets of which we acquired, filed suit against us demanding, among other matters, that we issue to Avesair shares of our common stock valued at approximately $4 million as of June 30, 2004. The stock demanded by Avesair represents the maximum value of shares that they could have earned for achieving certain performance-based targets under the asset purchase agreement. We believe the performance-based targets were not achieved and intend to vigorously contest this matter. However, any adverse resolution of this matter could have a material adverse impact on our financial results and would result in dilution to our stockholders.

On July 25, 2005, the Federal Communications Commission (FCC) issued a Notice of Apparent Liability, asserting that we registered with the FCC and reported and contributed to the Universal Service Fund (USF) and the Telecommunications Relay Service Fund later than required by FCC rules. The FCC has preliminarily proposed to fine us approximately $820,000 for late payment of such fees. We do not believe that an FCC penalty is appropriate under such circumstances, and we plan to respond to the FCC’s preliminary finding and to assert that no fine is appropriate under the circumstances. However, any adverse resolution of this matter could have a material adverse impact on our financial results.

From time to time we are party to other disputes or legal proceedings. We do not believe that any of the pending proceedings are likely to have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2005, we issued the following securities that were not registered under the Securities Act of 1933:

•	On April 15, 2005 we issued 11,631 shares of our common stock pursuant to the exercise of warrants at an exercise price of $14.04 per share.

•	On April 26, 2005, we completed the acquisition of certain assets and liabilities of VMC Satellite, Inc. and issued 195,798 shares of unregistered common stock in connection with the closing of the transaction.

•	On May 27, 2005, we completed the acquisition of certain assets and liabilities of FONcentral.com, Inc. and issued 131,876 shares of unregistered common stock in connection with the closing of the transaction.

During the quarter ended June 30, 2005, we issued the following shares of our common stock that were not registered under the Securities Act of 1933, pursuant to the exercise of warrants that were issued prior to our initial public offering:

(1) 16,668 shares of our common stock pursuant to the exercise of warrants at an exercise price of $3.12 per share;

(2) 37,411 shares of our common stock pursuant to the exercise of warrants at an exercise price of $0.03 per share;

(3) 85,722 shares of our common stock pursuant to the exercise of warrants at an exercise price of $2.49 per share;

(4) 11,774 shares of our common stock pursuant to the exercise of warrants at an exercise price of $5.88 per share;

(5) 25,946 shares of our common stock pursuant to the exercise of warrants at an exercise price of $1.36 per share; and

(6) 23,676 shares of our common stock pursuant to the exercise of warrants at an exercise price of $3.96 per share.

•	On June 30, 2005, we issued to A1 Wireless, USA, Inc., a company whose assets we acquired, 91,706 shares of unregistered common stock related to the fulfillment of an earn out threshold and a settlement agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At InPhonic’s annual meeting of stockholders held on June 23, 2005, the following items were voted upon:

1. The following persons were elected to serve as directors in Class I for three year terms expiring in 2008 and received the votes listed.

Name	For	Withheld
David A. Steinberg	24,973,648	13,307

Jay Hoag	24,792,072	194,883

2. The appointment of KPMG LLP as InPhonic’s Independent Registered Public Accounting Firm for 2005 was ratified by the following vote:

For	Against	Abstain	Broker Non-Votes
24,985,815	801	339	0

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Second Amendment to Lease dated September 23, 2004 by and between Inglewood Business Park III, LLC and Inglewood Business Park IV, LLC (assignees of Rouse Commercial Properties, LLC), by MTM Builder/Developer, Inc. and InPhonic, Inc., as amended by Third Amendment to Lease made and entered into as of July 19, 2005

10.2	Deed of Lease by and between Parkridge Phase Two Associates Limited Partnership and InPhonic, Inc. dated July 27, 2005

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

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

Date: August 15, 2005