Form 10-Q
period 2005-09-30
INPHONIC INC
filed 2005-11-14
CIK 1133324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.    No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐.    No ☒.

The registrant had 35,490,393 shares of Common Stock outstanding as of November 3, 2005.

INPHONIC, INC.

INDEX

FORM 10-Q

PART I

ITEM 1.	FINANCIAL STATEMENTS

INPHONIC, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheet

(in thousands, except per share and share amounts)

	December 31, 2004	September 30, 2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$100,986	$81,526
Short-term investments	—	5,005
Accounts receivable, net of allowance for doubtful accounts of $1,754 and $2,691, respectively	19,039	42,746
Inventory, net	10,860	34,061
Prepaid expenses	11,434	2,001
Deferred costs and other current assets	2,391	3,785

Total current assets	144,710	169,124
Restricted cash and cash equivalents	500	500
Property and equipment, net	5,975	11,024
Goodwill	9,479	30,676
Intangible assets, net	1,490	15,008
Deposits and other assets	1,635	2,506

Total assets	$163,789	$228,838

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,922	$34,066
Accrued expenses and other liabilities	23,502	33,976
Short-term capital lease obligations	279	335
Deferred revenue	10,723	15,751

Total current liabilities	51,426	84,128
Long-term capital lease obligations, net of current portion	261	356
Long-term debt	—	15,000

Total liabilities	51,687	99,484

Stockholders’ equity:
Common stock, $0.01 par value
Authorized 200,000,000 shares at December 31, 2004 and September 30, 2005; issued and outstanding 32,252,573 and 35,616,720 shares at December 31, 2004 and September 30, 2005, respectively;	324	357
Additional paid-in capital	238,241	269,059
Accumulated deficit	(126,463)	(140,062)

Total stockholders’ equity	112,102	129,354

Total liabilities and stockholders’ equity	$163,789	$228,838

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues:
Activations and services	44,483	69,865	118,309	188,373
Equipment	9,578	26,872	25,930	66,589

Total revenues	54,061	96,737	144,239	254,962
Cost of revenues, exclusive of depreciation and amortization:
Activations and services	7,150	2,457	18,985	12,236
Equipment	23,666	55,097	62,903	137,835

Total cost of revenues	30,816	57,554	81,888	150,071
Operating expenses:
Sales and marketing, exclusive of depreciation and amortization	11,140	24,718	32,477	63,744
General and administrative, exclusive of depreciation and amortization	11,489	16,901	33,548	48,202
Depreciation and amortization	1,583	2,460	4,617	6,379
Restructuring costs	—	453	—	848
Loss on investment	—	—	150	228

Total operating expenses	24,212	44,532	70,792	119,401

Loss from operations	(967)	(5,349)	(8,441)	(14,510)

Other income (expense):
Interest income	82	549	215	1,576
Interest expense	(257)	(152)	(624)	(665)

Total other income (expense)	(175)	397	(409)	911

Net loss	(1,142)	(4,952)	(8,850)	(13,599)
Preferred stock dividends and accretion	(9,872)	—	(15,529)	—

Net loss attributable to common stockholders	(11,014)	(4,952)	(24,379)	(13,599)

Basic and diluted net loss per share	$(0.94)	$(0.14)	$(2.10)	$(0.40)

Basic and diluted weighted average shares outstanding	11,720,861	35,515,210	11,614,626	34,099,325

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2004	32,252,573	$324	$238,241	$(126,463)	$112,102
Issuance of common stock in connection with acquisition of:
A1 Wireless USA, Inc.	236,526	2	5,452	—	5,454
VMC Satellite, Inc.	257,215	3	3,664	—	3,667
Issuance of common stock in connection with the acquisition of certain assets of FONcentral.com, Inc.	131,876	1	1,720	—	1,721
Costs related to initial public offering	—	—	(291)	—	(291)
Compensation expense on restricted stock awards and options	46,134	—	13,721	—	13,721
Common stock repurchased and retired	(211,357)	(2)	(3,088)	—	(3,090)
Exercise of common stock warrants & options	2,903,753	29	9,640	—	9,669
Net loss	—	—	—	(13,599)	(13,599)

Balance, September 30, 2005	35,616,720	$357	$269,059	$(140,062)	$129,354

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2004	2005
Cash flows from operating activities:
Net loss	$(8,850)	$(13,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,617	6,379
Non-cash interest expense, net	71	486
Stock-based compensation	4,604	13,721
Write-off of investment	150	228
Changes in operating assets and liabilities, net of assets and liabilities received from business acquisition:
Accounts receivable	(5,417)	(23,621)
Inventory	(4,673)	(20,376)
Prepaid expenses	(26)	(1,267)
Deferred costs	1,184	(1,060)
Deposits and other assets	(105)	(1,357)
Accounts payable	10,448	17,144
Accrued expenses and other liabilities	1,909	5,900
Deferred revenue	(4,486)	5,028

Net cash used in operating activities	(574)	(12,394)
Cash flows from investing activities:
Capitalized expenditures, including internal capitalized labor	(3,973)	(9,111)
Net cash paid for acquisitions	—	(11,857)
Cash paid for intangible assets	—	(2,532)
Note receivable from stockholder	(45)	—
Purchase of short-term investments	—	(5,005)

Net cash used in investing activities	(4,018)	(28,505)
Cash flows from financing activities:
Net (repayments) borrowings on other debt	(197)	151
Net borrowings on line of credit	1,651	15,000
Proceeds from debt borrowings	2,250	—
Preferred series D-4 dividends paid	(92)	—
Proceeds from exercise of warrants and options	68	9,669
Repurchase of common stock	—	(3,090)
Costs of initial public offering	(1,378)	(291)

Net cash provided by financing activities	2,302	21,439

Net decrease in cash and cash equivalents	(2,290)	(19,460)
Cash and cash equivalents at December 31, 2003 and 2004, respectively	29,048	100,986

Cash and cash equivalents at September 30, 2004 and 2005, respectively	$26,758	$81,526

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	$552	$107
Income taxes	—	—
Supplemental disclosure of non-cash activities:
Preferred stock dividends and accretion to redemption value	$(15,529)	$—
Issuance of common stock in business acquisitions	—	9,121
Issuance of common stock in intangible asset purchase	—	1,721
Issuance of common stock warrants for debt fees	816	—
Issuance of common stock to settle a liability	50	—
Release of funds in escrow related to acquisitions	—	10,700

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(1) The Company and Basis of Presentation

(a) Preparation of Interim Financial Statements

The condensed consolidated financial statements of InPhonic, Inc. (“InPhonic” or the “Company”) have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The financial information included herein, other than the consolidated balance sheet as of December 31, 2004, has been prepared without audit. The consolidated balance sheet at December 31, 2004 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2004. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, these unaudited statements include all adjustments and accruals, which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in InPhonic’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year. Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

In preparation of the accompanying financial statements for the three and nine month periods ended September 30, 2005, the Company recorded an adjustment to depreciation and amortization expense amounting to $733. The adjustments to depreciation were made to correct a computational error in the fixed asset subledger that caused depreciation expense to be overstated in prior periods. The Company does not believe the impact of the adjustment to be material to the current or any prior period. Presently, we are in the process of implementing a new fixed asset module to our accounting information system that will improve our ability to monitor the recording of fixed asset additions, disposals and the computation of depreciation expense.

(b) Business

InPhonic is an online seller of wireless services and devices to consumers through websites that the Company creates and manages for third parties under their own brands. These third parties include online businesses, member-based organizations and associations and national retailers, whom the Company refers to collectively as marketers. The Company also sells services and devices through its own branded websites, including Wirefly.com. The Company has developed a proprietary e-commerce platform that integrates the merchandising, provisioning, procurement, customer care and billing operations into a single system for the online sale of wireless services and devices. The Company operates as a mobile virtual network operator, or MVNO, under its Liberty Wireless brand, marketing and selling to consumers wireless airtime services it purchases wholesale from a national wireless carrier. Additionally, the Company sells a variety of wireless data services.

On October 24, 2005, the Company announced that it had entered into a nonbinding letter of intent to sell certain assets related to its Liberty Wireless MVNO to a third party. As proposed, the transaction would involve the transfer of the Liberty Wireless brand, the Viva Liberty(SM) brand and the active customers in the Liberty Wireless subscriber base. InPhonic would continue to provide the buyer with billing and other mobile virtual network enabler, or MVNE, services. The transaction is subject to the negotiation and execution of definitive agreements and other conditions as may be specified. The discussion in this Form 10-Q for the quarter ended September 30, 2005 does not reflect the changes that will result when or if such transaction is completed.

(c) Risk and Other Important Factors

InPhonic’s operations are subject to certain risks and other factors including, among others, actual and potential competition by entities with greater financial resources, rapid technological changes, the need to retain key personnel and protect intellectual property and the availability of additional capital financing on terms acceptable to the Company.

The Company has incurred net losses attributable to common stockholders since inception of approximately $140,062. To date, management has relied on debt and equity financings to fund its cash flow deficit. The Company may require additional financing to fund future operations.

On October 24, 2005, the Company announced that it had received a non-binding letter of intent to sell certain assets of its MVNO segment, Liberty Wireless to Vaya LLC. The transaction is subject to the signing of a definitive agreement and customary closing conditions. There can be no assurance as to whether or when a definitive agreement relating to the sale of Liberty Wireless will be signed and the transaction consummated, if at all.

INPHONIC, INC. & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(2) Summary of Significant Accounting Policies

(a) Revenue Recognition

Activations and Services Revenues

The Company provides activation and other services in connection with the Wireless Activation and Services (“WAS”), Mobile Virtual Network Operator (“MVNO”) Services and Data Services segments.

WAS segment: The Company generates revenues from wireless carriers, including a satellite television carrier, who pay commissions, as well as volume and performance-based bonuses, for activating wireless services. The WAS segment recognizes commissions from wireless carriers upon shipment of activated devices to the customer. Within its Satellite Television business unit, the Company purchases satellite activation certificates evidencing activation rights in advance of its resale to customers. Revenue from Satellite Television customers includes sales of satellite television certificates, net of the certificate cost, as the Company is acting as an agent in the transaction.

The WAS segment’s revenues are reduced for estimated deactivations of its wireless services by customers prior to the expiration of a time period that ranges from 120 to 210 days from the date of activation, depending on the wireless carrier. The Company estimates deactivations based on historical experience, which it developed based on its experiences with carriers, customer behavior and sources of customers, among other things, allowing it to accrue estimates with what the Company believes is a high degree of certainty. If the Company determines that it cannot accurately predict future deactivation experience, the Company may be required to defer 100% of its carrier commissions revenue until the expiration of the appropriate charge-back period.

The Company negotiates commissions and bonuses with the wireless carriers on an annual basis. The Company invoices wireless carriers for volume bonuses on a monthly basis and records these bonuses as deferred revenue at the time of billing. Wireless carriers periodically offer additional bonuses for achieving monthly volume and performance targets. The Company recognizes these monthly bonuses as earned in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. Revenue is recognized only when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. Amounts collected in cash prior to being earned are recorded as deferred revenue. The Company also charges for devices, shipping and handling.

MVNO Services segment: The Company sells wireless devices and services under the Liberty Wireless brand as a MVNO. The Company generates revenues from the sale of devices and accessories and for monthly recurring usage of wireless airtime minutes and optional features, including text messaging. In addition, the Company bills for airtime usage in excess of monthly minutes included in monthly service plans. MVNO services revenues also include non-recurring activation service charges to customers to the extent not allocated to wireless device revenue. MVNO services are provided on a month-to-month basis and are generally paid in advance.

The Company accounts for the sale of devices and services with respect to MVNO services in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. As a result, the Company is required to account for the sale of a device separately from the provision of services to the customer. Accordingly, the Company recognizes the portion of the fee attributable to the device revenue and related costs, including activation, when the device is delivered to the customer to the extent cash is received in advance. The Company defers the portion of the fee attributable to the provision of services, and recognizes these deferred fees and costs on a straight-line basis over the term of the services. The Company uses the residual value method in allocating revenues between service revenues and device sales based upon the fair value of the services. In certain indirect distribution arrangements, the fair value of the fee attributable to the service component exceeds the total consideration received. In these circumstances, the entire fee is deferred and recognized over the service period.

The Company offers marketers the ability to sell wireless services or MVNO services to their customers under their own brands using the Company’s e-commerce platform, operational infrastructure and wireless airtime that the Company purchases wholesale, through mobile virtual network enabler (“MVNE”) contracts. The Company receives fees for development of the network platform, as well as for operational support services. The Company defers the fees

INPHONIC, INC. & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

attributable to the production of the network platform and recognizes these fees and costs over the expected life of the agreement (typically 18 to 24 months). Prepaid fees are deferred until revenue recognition criteria have been satisfied.

Data Services segment: The Company sells data services, including a service that allows customers to access email, voicemail, facsimiles, contacts and personal calendar information through a website or a telephone; wireless email; and mobile marketing services. The Company bills customers monthly and revenues are recognized monthly, as the services are performed.

Equipment Revenues

The Company sells wireless devices and accessories in connection with the wireless activation and services and MVNO services segments. This equipment is also sold to indirect retailers to facilitate distribution to MVNO services customers.

Revenues from the sale of devices and accessories to customers and indirect retailers are recognized at the time of sale. Revenue from the sale of devices and accessories in a multiple-element arrangement with services are recognized at the time of sale in accordance with EITF 00-21 when fair value of the services element exists. Customers have the right to return devices within a specific period of time or usage, whichever occurs first. The Company provides an allowance for estimated returns of devices based on historical experience. Return rights of indirect retailers for wireless devices are limited to warranty claims, which are generally covered by the device manufacturers’ original warranty. In connection with wireless activations, the Company sells the customer the wireless devices at a significant discount, which are generally in the form of a rebate. Rebates are recorded as a reduction of revenues. The Company recognizes equipment revenues, less a reserve for customer rebates, which is based on historical experience of rebates claimed. Future experience could vary based upon rates of consumers redeeming rebates.

(b) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company extends credit to wireless network carriers (“carriers”) on an unsecured basis in the normal course of business. Three carriers accounted for 68% and 64% of accounts receivable, net of the deactivation reserve, as of December 31, 2004 and September 30, 2005, respectively.

For the three and nine months ended September 30, 2004 and 2005, revenues from three carriers included in the WAS segment, exceeded 10% of the Company’s total revenues. Revenues as a percentage of total revenue were as follows for these customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Customer A *	17%	31%	15%	27%
Customer B	22%	12%	22%	15%
Customer C **	19%	17%	18%	19%

*	Adjusted to reflect the merger between Customer A and another customer.
**	Adjusted to reflect the merger between Customer C and another customer.

(c) Restructuring Costs

In the first quarter of 2005 and subsequent to the acquisition of A1 Wireless USA, Inc. (“A1 Wireless,” see note 3(a)), the Company implemented a restructuring plan to take advantage of synergies gained through the acquisition of A1 Wireless and to restructure other operating segments for efficiency purposes. For the three months ended September 30, 2005, the Company recognized $453 in restructuring costs, all of which related to workforce reduction. During the nine months ended September 30, 2005, the Company recognized $848 in restructuring costs, $812 of which related to workforce reduction and $36 related to exited facilities. All restructuring costs were paid by the Company as of September 30, 2005. We do not expect to incur future restructuring costs related to this restructuring plan.

INPHONIC, INC. & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(d) Severance Costs

During the nine months ended September 30, 2005, the Company entered into transition agreements with employees pursuant to which they will provide consulting services to the Company for a period of six to nine months. In addition to their salary and benefits paid through June 30, 2005 and September 30, 2005, respectively, these former employees will receive continued vesting of previously granted stock options through June 30, 2006 and September 30, 2006, respectively. For the three months ended September 30, 2005, the Company recognized $478 in severance costs, which are recorded within general and administrative expenses, $70 of which related to base salary and benefits and $408 in stock-based compensation. For the nine months ended September 30, 2005, the Company recognized $6,694 in severance costs, $286 of which related to base salary and benefits and $6,408 in stock-based compensation related to the modification of the terms of their original stock option grants. All costs related to these transition agreements have been recognized as of September 30, 2005.

(e) Loss on Investment

During the nine months ended September 30, 2004, the Company recognized a loss on investment of $150 due to the decline in market value of a public company in which the Company held warrants.

During the nine months ended September 30, 2005, the Company sold all data service software, acquired in its May 2003 acquisition of Avesair, Inc., to a third party vendor. The Company wrote off related capitalized labor, intangible assets, goodwill and other costs related to this asset and incurred a loss of $228.

(f) Stock-based Compensation

The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25, issued in March 2000, to account for its equity grants to employees. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. All equity-based awards granted to non-employees are accounted for at fair value in accordance with SFAS No. 123. The Company has incurred stock-based compensation expenses from grants of stock options, warrants and restricted common stock.

Stock Options - The following table summarizes the activity for stock options granted to employees and non-employees for the nine months ended September 30, 2005.

	Number of options	Weighted average exercise price	Range of exercise
Balance January 1, 2005	6,629,469	$6.12	$0.60 - 16.00
Granted	1,380,400	19.68	15.25 - 25.36
Exercised	(2,087,098)	4.36	0.60 - 15.60
Forfeited	(419,841)	17.48	0.60 - 25.36

Balance September 30, 2005	5,502,930	$9.33	$0.60 - 25.36

INPHONIC, INC. & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

Warrants - During the nine-month period ended September 30, 2005, the Company did not grant any warrants to purchase shares of its common stock. The following table summarizes the activity for warrants to purchase common stock:

	Number of warrants	Weighted average exercise price	Range of exercise
Balance January 1, 2005	1,780,923	$4.81	$0.03 - 15.60
Granted	—	—	—
Exercised	(816,656)	1.90	0.03 - 14.04
Surrendered for cashless exercise	(66,620)	—	—

Balance September 30, 2005	897,647	$7.67	$0.03 - 15.60

Restricted Common Stock—During the nine months ended September 30, 2005, the Company granted 1,068,366 shares of restricted common stock to certain of its key employees. The restrictions on this common stock lapse and the stock vests over periods ranging up to 4 years from the grant date. At September 30, 2005, 47,100 shares have vested and are included as outstanding shares in the calculations of basic and diluted weighted average shares and earnings per share as of September 30, 2005.

Number of Restricted Stock Awards
Balance January 1, 2005	—
Granted	1,068,366
Vested	(46,134)
Surrendered for taxes	(966)
Forfeited	—

Balance September 30, 2005	1,021,266

The Company’s pro forma net loss attributable to common stockholders, and pro forma net loss per common share, basic and diluted, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net loss attributable to common stockholders, as reported	$(11,014)	$(4,952)	$(24,379)	$(13,599)
Add: Stock-based employee compensation expense included in net loss applicable to common stockholders, as reported	1,276	3,874	3,542	13,046
Less: Total stock-based employee compensation expense determined under fair value based methods for all stock awards, net of related tax effects	(1,272)	(4,615)	(3,873)	(9,786)

Pro forma net loss attributable to common stockholders	$(11,010)	$(5,693)	$(24,710)	$(10,339)

Net loss per common share, basic and diluted, as reported	$(0.94)	$(0.14)	$(2.10)	$(0.40)
Net loss per common share, basic and diluted, pro forma	$(0.94)	$(0.16)	$(2.13)	$(0.30)

INPHONIC, INC. & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

Stock-based compensation has been included in the following line items in the accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Sales and marketing	$277	$764	$597	$1,974
General and administrative	1,394	3,161	4,007	11,747

	$1,671	$3,925	$4,604	$13,721

(g) Net Loss Per Common Share

The Company calculates net loss per common share in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per common share excludes any dilutive effects of options, warrants, restricted stock and convertible securities and is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share equals basic net loss per common share as the effects of options, warrants, restricted stock and convertible securities would have been anti-dilutive.

The following table reconciles net loss attributable to common stockholders and basic and diluted weighted average common shares outstanding to the historical or pro forma net loss attributable to common stockholders and the pro forma basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2004 and 2005. Information presented for 2004 has been prepared on a pro forma basis assuming the Company’s preferred stock was converted into common stock at the beginning of the period in connection with the Company’s initial public offering:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net loss attributable to common stockholders	$(11,014)	$(4,952)	$(24,379)	$(13,599)
Less: Dividends on preferred stock	9,872	—	15,529	—

Pro forma net loss attributable to common stockholders	$(1,142)	$(4,952)	$(8,850)	$(13,599)

Basic and diluted weighted average common shares outstanding	11,720,861	35,515,210	11,614,626	34,099,325
Conversion of preferred stock	13,619,524	—	13,619,524	—

Pro forma basic and diluted weighted average common shares outstanding	25,340,385	35,515,210	25,234,150	34,099,325

Basic and diluted weighted average common shares outstanding	—	35,515,210	—	34,099,325

(h) Segment Reporting

The Company provides segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company classifies its business into three segments: WAS, MVNO Services and Data Services. The WAS segment has two business units, Wireless Activation and Satellite Television, which activate wireless products and broker services through wireless carriers, including a satellite television carrier. These two business units are operating segments, which have been aggregated into one reportable segment, WAS. The results of MVNE Services are included within the MVNO services reportable segment as of September 30, 2005. At this time, the financial results of the MVNE services segment are not material and the Company is continuing to evaluate MVNE services to determine if it constitutes a separate reportable segment. The Data Services segment contains only one business unit.

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

(i) Recent Accounting Pronouncements

In December 2004 the FASB issued a revision of SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123(R)”), Share-Based Payment. SFAS No. 123(R) supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The SEC adopted a rule that defers the effective date of SFAS No. 123(R) until the beginning of the first fiscal year following June 15, 2005. The Company has elected to postpone adoption of SFAS No. 123(R) until 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1)	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or

2)	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company expects to adopt SFAS No. 123(R) using the modified prospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on its overall financial position. The full impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and on other factors such as stock price volatility and future employee exercise behavior. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss applicable to common shares and pro forma net loss per common share in note 2(f). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a net cash provided by financing activity, rather than as a net cash provided by operating activity, as required under current literature. This requirement will reduce net cash provided by operating activities and increase net cash provided by financing activities in periods after adoption. Because the Company has been in a net operating loss position, it has not been recording any benefits of excess tax deductions as an operating cash flow in its consolidated statements of cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-

INPHONIC, INC. & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on its financial position, cash flows or results of operations.

(3) Acquisitions, Intangible Assets and Goodwill

(a) A1 Wireless USA, Inc.

On January 4, 2005, the Company acquired certain assets and assumed certain obligations of A1 Wireless in a transaction accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. A1 Wireless is an activator of wireless services and devices on the Internet. A1 Wireless sells wireless services and devices to consumers through branded partner websites that it creates and manages, and through sophisticated online search advertising campaigns. This acquisition enhanced the Company’s existing distribution channels in the WAS segment. The results of A1 Wireless’ operations are included in the Company’s financial statements effective January 1, 2005, and are reported in the WAS segment.

Purchase consideration consisted of cash and shares of the Company’s common stock for an aggregate purchase price of $22,175, including acquisition costs of $2,021 and contingent consideration of $5,303. At the closing, the Company paid approximately $10,700 in cash and issued 160,226 shares of common stock with a fair value at $4,151. The cash consideration was held by an escrow agent as of December 31, 2004 and was paid to A1 Wireless at closing. During the three months ended March 31, 2005, A1 Wireless achieved pre-determined operating targets and the Company recorded an additional $1,430 in goodwill and accrued expenses related to fulfillment of the earn-out threshold for the period. The earn-out payment included cash of $1,000 and 19,075 shares of the Company’s common stock with a fair value of $430.

On June 30, 2005, the Company entered into a settlement agreement to pay the remainder of the earn-out, which included $3,000 of cash and 57,223 shares of the Company’s common stock with a fair value of $873, due to the settlement of a purchase contingency. As a result, the Company increased the total consideration related to assets acquired and recorded additional goodwill of $3,873. In addition, the settlement agreement also required the Company issue an additional 15,408 shares of its common stock. As such, shares were not contemplated under the earn-out provisions of the asset purchase agreement, the Company reflected the fair value of the share issuance of $235 in general and administrative expenses during the nine months ended September 30, 2005.

The estimated fair value of assets acquired from A1 Wireless is shown below. The Company engaged a valuation specialist to perform the assessment of the fair value of acquired intangible assets and final assessed values of intangible assets and goodwill may vary from the values shows below.

INPHONIC, INC. & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

Purchase price:
Cash consideration paid at closing	$10,700
Purchase price paid at closing in shares of InPhonic common stock	4,151
Contingent consideration earned during the nine-month period ended September 30, 2005, cash and shares of InPhonic common stock	5,303
Acquisition costs and expenses	2,021

Total consideration	$22,175

Purchase price allocation:
Tangible net assets acquired
Inventory	$2,825
Fixed assets	269
Intangible assets acquired
Other intangible assets	4,500
Goodwill	17,406

Total assets acquired	25,000
Less: liabilities assumed	(2,825)

Total consideration	$22,175

Identifiable intangible assets are amortized using estimated useful lives ranging from two to five years.

(b) VMC Satellite, Inc.

On April 26, 2005, the Company completed the acquisition of certain assets and liabilities of VMC Satellite, Inc., (“VMC”) in a transaction accounted for using the purchase method of accounting in accordance with SFAS No. 141. VMC is a marketer of digital broadcast satellite services. This acquisition will enable the Company to expand its service offerings, creating additional revenue opportunities from the consumers that visit its portfolio of Web sites and marketing partners each month, while allowing VMC to continue to scale its business with the resources and expertise of the Company. The results of VMC’s operations are included in the Company’s financial statements effective April 26, 2005, and are reported in the WAS segment.

The aggregate consideration for the net assets acquired was approximately $11,237 which consisted of $4,570 in cash, which includes estimated acquisition costs of approximately $616, plus shares of InPhonic common stock with a fair value of $6,667 issuable at later dates in two tranches. The First Tranche of Stock Consideration was distributed to VMC in July and September 2005 and included a total of 257,215 shares of InPhonic common stock with a fair value of approximately $3,667. Pursuant to the Asset Purchase Agreement, as amended, the Second Tranche of Stock Consideration will be distributed by the Company no later than April 26, 2006, and requires the Company to issue to VMC shares of InPhonic common stock or cash with a fair value of $3,000 on the distribution date. The Company has recorded the Second Tranche of Stock Consideration in other liabilities as of September 30, 2005 and will reclassify the amount to additional paid in capital when the shares are distributed to VMC. In addition, the Company has agreed to pay up to an aggregate of $5,050 in cash plus up to 334,288 shares of InPhonic common stock if VMC attains certain benchmarks between April 26, 2005 and April 30, 2007.

The aggregate purchase price has been preliminarily allocated to the tangible and identifiable intangible assets acquired on the basis of their estimated fair values. The Company engaged a valuation specialist to perform the assessment of the fair value of acquired intangible assets and final assessed values of intangible assets and goodwill may vary from the values shows below.

INPHONIC, INC. & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

Purchase price:
Cash consideration paid at closing	$3,954
Consideration paid in shares of InPhonic common stock	3,667
Consideration to be paid in shares of InPhonic common stock or cash and included as an other liability	3,000
Acquisition costs and expenses	616

Total consideration	$11,237

Purchase price allocation:
Tangible net assets acquired	$575
Intangible assets acquired:
Software	90
Affiliate and supplier relationships	5,630
Non-compete agreement	310
Other intangible assets	620
Goodwill	4,012

Total consideration	$11,237

Tangible assets were valued at VMC’s respective net carrying amounts as management believed that these amounts approximated fair value. The fair values of identifiable intangible assets acquired were based on a valuation and consists of affiliate and supplier relationships, a non-compete agreement, developed technology, trade names and website domains. Identifiable intangible assets are amortized using estimated useful lives ranging from one to seven years.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of VMC and A1 Wireless occurred on January 1, 2004 (in thousands, except per share amounts).

	Nine Months Ended, September 30
	2004*	2005
Total revenues	$190,252	$258,281
Net loss attributable to common stockholders	(30,281)	(13,220)
Net loss per share—basic and diluted	$(2.52)	$(0.38)

*	The Company was unable to obtain A1 Wireless 2004 quarterly financial information, therefore the 2004 A1 Wireless financial information included in the 2004 consolidated pro forma financial information above is pro-rated on a straight-line basis for the nine months ended September 30, 2004, using the A1 Wireless 2004 audited information.

(c) FONcentral.com, Inc.

On May 27, 2005, the Company completed the acquisition of certain assets of FONcentral.com, Inc. (“FC”). The aggregate consideration for the assets acquired was $2,547 in cash and estimated costs plus 131,876 shares of the Company’s common stock with a fair value of approximately $1,721. The Company has accounted for this transaction as an asset purchase.

INPHONIC, INC. & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

Purchase price:
Cash consideration paid at closing	$2,439
Purchase price paid at closing in shares of InPhonic common stock	1,721
Acquisition costs and expenses	108

Total consideration	$4,268

The full purchase consideration has been allocated to other intangible assets, including non-compete agreements. The acquired intangible assets are being amortized over periods of two years.

(d) Acquired Intangible Assets

Amortized intangible assets were comprised of the following:

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$1,033	$1,033	$—
Customer contracts	885	839	46
Other	1,575	131	1,444

Total	$3,493	$2,003	$1,490

	September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$1,123	$1,041	$82
Customer contracts	885	885	—
Affliliate and supplier relationships	8,630	602	8,028
Non-compete agreement	4,985	835	4,150
Other	3,288	540	2,748

Total	$18,911	$3,903	$15,008

The Company amortizes the intangible assets on a straight-line basis over periods ranging from one to ten years.

The following table reflects the changes to goodwill by segment for the nine months ended September 30, 2005.

	Wireless Activation and Services	Data Services	Total
Balance as of December 31, 2004	$9,258	$221	$9,479
Goodwill arising from A1 Wireless acquistion	17,406	—	17,406
Goodwill arising from VMC acquisition	4,012	—	4,012
Sale of Data Services software assets	—	(221)	(221)

Balance as of September 30, 2005	$30,676	$—	$30,676

(4) Debt

On September 29, 2005, the Company drew $15,000 on its operating line of credit with Comerica Bank for general operating purposes. The operating line of credit bears interest at LIBOR plus 2.0%. Principal amounts outstanding are due on January

INPHONIC, INC. & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

1, 2007. The Company is required by the bank credit facility to maintain a current ratio, as defined, of no less than 1.1 to 1. The Company is also required to meet certain levels of three month rolling earnings before interest, tax, depreciation, amortization and non-cash stock-based compensation expense (EBITDA).

During the quarter ended June 30, 2005, the Company did not meet certain monthly reporting and borrowing base reporting requirements of its loan agreements and the Company subsequently obtained a waiver for the non-compliance for the period from May 6, 2005 to July 27, 2005. For the quarter ended September 30, 2005, the Company obtained a waiver of the quarterly EBITDA covenant of its loan agreements. The Company would not have been in compliance for the period ended September 30, 2005 without this waiver. For the period ended September 30, 2005, the Company was in compliance with all other covenants and requirements of its loan agreements.

(5) Repurchase of Common Stock

On August 17, 2005, the Company’s Board of Directors authorized the repurchase of up to $30,000 of the Company’s common stock through August 2006. The shares may be repurchased by the Company from time to time at prevailing market prices. The timing and amount of any shares repurchased are based on market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so by laws prohibiting insider trading or by self imposed trading black out periods. There is no guarantee as to the exact number of shares that will be repurchased under the stock repurchase program, and the Company may discontinue purchases at any time. The Company intends to fund its share repurchases with cash on hand and cash generated from future operations. During the three and nine months ended September 30, 2005, the Company repurchased 211,357 shares of its common stock at an average price of $14.62 per share for approximately $3,090. All shares repurchased were returned to the status of authorized but un-issued shares of common stock as of September 30, 2005.

(6) Segment Information

The Company’s reportable segments are strategic business units that offer different products and services. The Company classifies its business into three segments: WAS, MVNO Services, and Data Services (see note 2(i) for a description of operating segments). The Company’s management evaluates revenues and cost of revenues for these three segments. A significant portion of the Company’s operating expenses are shared between these segments; therefore, management analyzes operating results for these segments on a combined basis. Management does not review any report presenting segment balance sheet information.

Revenues and cost of revenues for the Company’s three business units is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues:
WAS *	$39,084	$90,406	$100,565	$229,333
MVNO services **	13,239	5,359	38,087	22,031
Data Services	1,738	972	5,587	3,598

Total revenues	$54,061	$96,737	$144,239	$254,962

Cost of revenues, excluding depreciation and amortization:
Wireless activation and services *	$21,731	$54,317	$56,121	$134,985
MVNO services **	8,680	3,066	24,394	14,486
Data Services	405	171	1,373	600

Total cost of revenues	$30,816	$57,554	$81,888	$150,071

*	WAS segment includes financial results of the Wireless Activation and Satellite Television business units.

**	MVNO services segment includes financial results of the MVNO services and MVNE services business units.

INPHONIC, INC. & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(7) Commitments and Contingencies

Contractual Commitments

The Company has entered into contracts pursuant to which it has agreed to pay marketing fees to online distribution channel partners based on revenues the company generates, as defined in the contracts, from the delivery of customers to the Company’s wireless device and activation services. These agreements expire in periods ranging from one to two years. These costs are reflected in selling and marketing expenses on the accompanying statements of operations and were $9,574 and $20,981 for the three months ended September 30, 2004 and 2005 respectively and $28,074 and $52,863 for the nine months ended September 30, 2004 and 2005 respectively.

Legal Matters

The Company is subject to litigation, claims and assessments in the normal course of business including those arising from asset acquisitions or business combinations. The company does not believe that any existing or anticipated litigation, claims or assessments will have a material effect on the consolidated financials statements.

On August 5, 2004, Avesair, Inc., whose assets were acquired by the Company, filed suit against the Company demanding, among other matters, that the Company issue to Avesair shares of the Company’s common stock valued at approximately $4,000 as of June 30, 2004. The stock demanded by Avesair represents the maximum value of shares that they could have earned for achieving certain performance-based targets under the asset purchase agreement. The Company believes the performance-based targets were not achieved and intends to vigorously contest this matter.

On July 25, 2005, the Federal Communications Commission (“FCC”) issued a Notice of Apparent Liability, asserting that the Company registered with the FCC and reported and contributed to the Universal Service Fund (“USF”) and the Telecommunications Relay Service Fund later than required by FCC rules. The FCC has preliminarily proposed to fine the Company approximately $820 for late payment of such fees. In a letter dated August 24, 2005 the Company responded to the FCC’s preliminary finding and asserted that no fine is appropriate under the circumstances. However, any adverse resolution of this matter could have a material adverse impact on the Company’s financial results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Overview

We are a leading online seller of wireless services and devices based on the number of activations of wireless services sold online in the United States. We sell these services and devices to consumers through websites that we create and manage for online businesses, member-based organizations and associations and national retailers, whom we refer to collectively as marketers. We sell services and devices through our own branded websites, including Wirefly.com. We provide wireless services for consumers through wireless airtime service that we purchase wholesale from Sprint. We provide such services as a mobile virtual network operator, or MVNO, under our Liberty Wireless brand. Through our mobile virtual network enabler, or MVNE platform, we offer marketers the ability to sell wireless services or MVNO services to their customers under their own brands using the same e-commerce platform, operational infrastructure and wholesale wireless airtime that we purchase.

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

We measure success based on our financial results as well as various non-financial measures. Among the key financial factors upon which management focuses in reviewing performance are growth in revenues, contribution margin (defined as revenues less cost of revenues and sales and marketing expenses), and operating income (defined as contribution margin less operating expenses). Our marketing efforts and expenditures are a major determinant of our revenues. Marketing expenses largely comprise payments to marketing partners based on orders or activations, and payments to search engines such as Google and MSN based on “click-through” activity. We believe that our online business model allows us to maintain a lower cost structure than traditional wireless retail stores, allowing us to pass these savings to our customers. Our financial results, including our revenues, cost of revenues and operating income can, and do, vary significantly from quarter-to-quarter as a result of a number of factors, many of which are beyond our control. These factors include the seasonality of our revenues, economic conditions specific to the Internet and online commerce and wireless services industries, our ability to attract visitors to our websites, changes in wireless carrier commission and bonus structures, the timing of recognition of bonuses paid to us by wireless carriers and our competitors’ pricing and marketing strategies.

On October 24, 2005, we announced that we have entered into a non-binding letter of intent to sell certain assets related to our Liberty Wireless MVNO to a third party. As proposed, the transaction would involve the transfer of the Liberty Wireless brand, the Viva Liberty brand and the active customers in the Liberty Wireless subscriber base. We would continue to provide the buyer with billing and other MVNE services. The transaction is subject to the negotiation and execution of definitive agreements and other conditions as may be specified. The discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations does not reflect the changes that will result when or if such transaction is completed.

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

Our revenues include commissions, bonuses and other payments we receive from wireless carriers, including a satellite television provider, in connection with the activation of customers on their networks, as well as payments from customers for wireless services and devices. Our revenues and expenses continue to increase as a result of internal growth and acquisitions. As further described below, total revenues and net loss for the three months ended September 30, 2005 were $96.7 million and $5.0 million, respectively compared to total revenues and net loss of $54.1 million and $1.1 million, respectively for the three months ended September 30, 2004. Revenues from our top three wireless carriers represented 60% and 58% of our total consolidated revenues for the three months ended September 30, 2005 and 2004, respectively. Total revenues and net loss for the nine months ended September 30, 2005 were $255.0 million and $13.6 million respectively, compared to total revenues and net loss of $144.2 million and $8.9 million respectively, for the nine months ended September 30, 2004. Revenues from our top three wireless carriers represented 61% and 55% of our total consolidated revenues for the nine months ended September 30, 2005 and 2004, respectively.

During our limited history of operations, we have incurred significant losses and have had negative cash flow from operations. As of September 30, 2005, we had an accumulated deficit of $140.1 million and a total stockholders’ equity of $129.4 million. In order to achieve profitability in the future, we are depending upon our ability to produce revenues at levels that exceed the costs of those revenues plus operating expenses. The industry trends that affect our business are the growth of the Internet, the growth of e-commerce over the Internet, as well as activations of wireless services and MVNO services.

Since we began operations in 1999, we have grown our business, expanded our services and broadened our customer base through internal growth and acquisitions. We expect to continue to be opportunistic in our acquisition of strategic assets as we seek to build our business. In evaluating potential acquisitions, we must assess our expectations regarding the impact of a transaction on our revenues and net income, among many other factors. We cannot assure that acquisitions that we have completed in the past or any acquisitions that we may complete in the future will have a positive impact on our revenues, net income, net cash provided by operating activities or the valuation of our common stock.

One of our key goals is to reduce the costs of our operations through integrating recent asset acquisitions with legacy operations and implementing more efficient, lower costing business processes. As part of those efforts, we have entered into agreements to outsource portions of our customer support activities to the Philippines and India. In addition, we have further reduced costs associated with our customer service operations by deploying an advanced interactive voice response system and developing web-based customer care services and tools.

2005 Asset Acquisitions

A1 Wireless USA, Inc.

On January 4, 2005, we acquired certain assets and assumed certain obligations of A1 Wireless USA, Inc. (“A1 Wireless”) in a transaction accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. A1 Wireless is an activator of wireless services and devices on the Internet. A1 Wireless sells wireless services and devices to consumers through branded partner websites that it creates and manages, and through online search advertising campaigns. This acquisition enhanced our existing distribution channels in the Wireless Activation and Services (“WAS”) segment. The results of A1 Wireless’s operations have been included in our financial statements effective January 1, 2005, and are reported in the WAS segment.

Purchase consideration consisted of cash and shares of InPhonic common stock for an aggregate purchase price of $22.2 million, including acquisition costs of $2.0 million and contingent consideration of $5.3 million. At the closing, we paid approximately $10.7 million in cash and issued 160,226 shares of common stock with a fair value of $4.2 million. During the three months ended March 31, 2005, A1 Wireless achieved pre-determined operating targets and we recorded an additional $1.4 million in goodwill and accrued expenses related to fulfillment of the earn-out threshold for the period. The earn-out payment included cash of $1.0 million and 19,075 shares of InPhonic common stock with a fair value of $0.4 million.

On June 30, 2005, as the result of the settlement of a purchase contingency, we entered into a settlement agreement to pay the remainder of the earn-out, which included $3.0 million of cash and 57,223 shares of InPhonic common stock with a fair value of $0.9 million. As a result, we increased the total consideration related to assets acquired and recorded additional goodwill of $3.9 million. In addition, the settlement agreement also required that we issue an additional 15,408 shares of our common stock. As such shares were not contemplated under the earn-out provisions of the asset purchase agreement, we reflected the fair value of the share issuance of $0.2 million in general and administrative expenses during the nine months ended September 30, 2005.

VMC Satellite, Inc.

On April 26, 2005, we completed the acquisition of certain assets of VMC Satellite, Inc., (“VMC”) in a transaction accounted for using the purchase method of accounting in accordance with SFAS No. 141. VMC is a marketer of digital broadcast satellite services. This acquisition has enabled us to expand our service offerings, creating additional revenue opportunities from both the consumers that visit our portfolio of Web sites and our marketing partners, while allowing VMC to continue to scale its business with our resources and expertise. The results of VMC’s operations are included in our financial statements effective April 26, 2005, and are reported in the WAS segment.

The aggregate consideration for the net assets acquired was approximately $11.2 million which consisted of $4.6 million in cash (which includes acquisition costs of approximately $0.6 million) plus shares of InPhonic common stock with a fair value of $6.7 million issuable at later dates in two tranches. The first tranche of stock consideration was distributed to VMC in the second and third quarter 2005 and included 257,215 shares of InPhonic common stock with a fair value of approximately $3.7 million. Pursuant to the asset purchase agreement, as amended, the second tranche of stock consideration will be distributed by us no later than April 26, 2006, and requires us to issue to VMC shares of InPhonic common stock or cash with a fair value of $3.0 million on the distribution date. We have recorded the second tranche of stock consideration in other liabilities as of September 30, 2005 on the accompanying balance sheet and will reclassify the amount to additional paid in capital to the extent shares are distributed to VMC.

In addition to the two tranches, we have agreed to pay up to an aggregate of $5.05 million in cash and up to 334,288 shares of InPhonic common stock if VMC attains certain EBITDA (defined as net income (loss) before interest, taxes, depreciation and amortization expenses) benchmarks between April 26, 2005 and April 30, 2007.

Segment Overview

We provide segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We classify our business into three reportable segments: WAS, MVNO Services and Data Services. The WAS segment has two business units, Wireless Activation and Satellite Television, which activate wireless services and sell products through wireless carriers, including a satellite television carrier. These two business units are operating segments, which have been aggregated into one reportable segment, WAS. The MVNO Services segment has two business units which provide privately branded wireless communications services, MVNO Services and MVNE Services. These two business units are operating segments, which have been aggregated into one reportable segment, MVNO Services. The Data Services segment contains only one business unit.

Management evaluates revenues and cost of revenues for the three reporting segments. A significant portion of our operating expenses is shared between these segments, and, therefore, management analyzes operating results for these three segments on a combined basis. SFAS No. 131 designates the internal information used by management for allocating resources and assessing performance as the source of our reportable segments and requires disclosure about products and services, geographical areas and major customers. All inter-segment transactions are eliminated in consolidation.

Under generally accepted accounting principles in the United States, the required presentation of our financial results is different from our reportable segments in certain respects. Our activations and services revenues and our cost of activations and services revenues include revenues and costs from each of our three segments: WAS segment; MVNO services segment and data services segment. Our equipment revenues and cost of equipment revenues includes equipment sold in connection with our WAS and MVNO services segments. The following is a discussion of our results of operations by reportable segment. A comparative discussion of our results of operations by line item of our statement of operations follows the segment discussion.

The following is a summary of our results of operations for our reportable segments for the three and nine months ended September 30, 2004 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(Amounts shown in thousands)
Revenues:
WAS *	$39,084	$90,406	$100,565	$229,333
MVNO services **	13,239	5,359	38,087	22,031
Data Services	1,738	972	5,587	3,598

Total revenues	$54,061	$96,737	$144,239	$254,962

Cost of revenues, excluding depreciation and amortization:
WAS *	$21,731	$54,317	$56,121	$134,985
MVNO services **	8,680	3,066	24,394	14,486
Data Services	405	171	1,373	600

Total cost of revenues	$30,816	$57,554	$81,888	$150,071

*	WAS segment includes financial results of the Wireless Activation and Satellite Television business units.

**	MVNO services segment includes financial results of the MVNO services and MVNE services business units.

Comparison of the Three Months Ended September 30, 2005 and 2004 by Reportable Segment

Revenues

Total revenues increased 79% to $96.7 million for the third quarter of 2005 from $54.1 million for the third quarter of 2004. Revenues from the WAS segment increased 131% to $90.4 million for the third quarter of 2005 from $39.1 million for the third quarter of 2004. Revenues from the MVNO services segment decreased 60% to $5.4 million for the third quarter 2005, from $13.2 million for the same period of 2004. Revenues from the data services segment decreased 44% to $1.0 million for the third quarter of 2005, from $1.7 million for the third quarter of 2004. For the third quarter of 2005, revenues from our top three wireless carriers represented 60% of our total consolidated revenues. The majority of the increase in total revenues was attributable to increases in business volume, primarily due to an increased number of activations in the WAS segment, which are driven by increased marketing efforts. These increases were partially offset by a reduction in subscribers in the MVNO services and Data Services segments.

Wireless Activation and Services Segment (WAS)

Revenues from the WAS segment increased 131% to $90.4 million for the third quarter of 2005 from $39.1 million for the third quarter of 2004. The increase was primarily attributable to an increase in the number of activations, which was primarily growth through existing marketing partners and increased advertising efforts. WAS revenues may vary from period to period based on our promotional efforts, which includes subsidizing the costs of the devices purchased by consumers.

MVNO Services Segment

Revenues from the MVNO services segment decreased 60% to $5.4 million for the third quarter of 2005 from $13.2 million for the third quarter of 2004. The decrease was primarily attributable to a decrease in the number of subscribers to our Liberty Wireless service due to increased competition, partially offset by revenues related to MVNE contracts that commenced in 2005.

Data Services Segment

Revenues from the Data Services segment decreased 44% to $1.0 million for the third quarter of 2005 from $1.7 million for the third quarter of 2004 due to a continued decrease in the number of subscribers to our Data Services, year over year.

Cost of Revenues

Total cost of revenues increased 87% to $57.6 million for the third quarter of 2005 from $30.8 million for the third quarter of 2004. Cost of revenues from the WAS segment increased 150% to $54.3 million for the third quarter of 2005, from $21.7 million for the third quarter of 2004. Cost of revenues from the MVNO services segment decreased 65% to $3.1 million for the third quarter of 2005, from $8.7 million for the third quarter of 2004. Cost of revenues from the Data Services segment decreased 58% to $0.2 million for the third quarter of 2005, from $0.4 million for the third quarter of 2004. The majority of the increase in total cost of revenues was attributable to an increase in business volume of activations, as a result of increased activations in the WAS segment, partially offset by a reduction in subscribers in the MVNO services and Data Services segments.

Wireless Activation and Services Segment (WAS)

WAS cost of revenues increased to $54.3 million for the third quarter of 2005 from $21.7 million for the third quarter of 2004. The increase was attributable to an increase in volume of activations and an increase in the average cost of the equipment. As a percentage of WAS revenues, cost of revenues increased from 56% for the third quarter of 2004 to 60% for the third quarter of 2005.

MVNO Services Segment

Our cost of revenues from the MVNO services segment decreased 65% to $3.1 million for the third quarter of 2005 from $8.7 million for the third quarter of 2004. The decrease was attributable to a continued decrease in the number of subscribers to our Liberty Wireless service due to increased competition. Cost of revenues as a percentage of the MVNO services segment revenues decreased from 66% for the third quarter of 2004 to 57% in the third quarter of 2005. The reduction in this percentage was partially due to the recognition of revenues and costs associated with higher margin MVNE contracts that commenced in 2005.

Data Services Segment

Our cost of revenues from the Data Services segment decreased 58% to $0.2 million for the third quarter of 2005, from $0.4 million for the third quarter of 2004. The decrease is attributable to a continued decrease in the number of subscribers for the same services, year over year.

Comparison of the Nine Months Ended September 30, 2005 and 2004 by Reportable Segment

Revenues

Total revenues increased 77% to $255.0 million for the nine months ended September 30, 2005 from $144.2 million for the nine months ended September 30, 2004. Revenues from the WAS segment increased 128% to $229.3 million for the nine months ended September 30, 2005, from $100.6 million for the nine months ended September 30, 2004. Revenues from the MVNO services segment decreased 42% to $22.0 million for the nine months ended September 30, 2005, from $38.1 million for the nine months ended September 30, 2004. Revenues from the Data Services segment decreased 36% to $3.6 million for the nine months ended September 30, 2005, from $5.6 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, revenues from our top three wireless carriers represented 61% of our total revenues. The majority of the increase in total revenues was attributable to increases in business volume, primarily an increased number of activations in the WAS segment, which were driven by increased marketing efforts. These increases were partially offset by a reduction in subscribers in the MVNO services and Data Services segments.

Wireless Activation and Services Segment (WAS)

Our revenues from the WAS segment increased 128% to $229.3 million for the nine months ended September 30, 2005 from $100.6 million for the nine months ended September 30, 2004. The increase was primarily attributable to an increase in the number of activations, which was primarily growth through existing marketing partners and increased advertising efforts. WAS revenues may vary from period to period based on the nature of our promotional efforts, because these efforts may include subsidizing the costs of the devices purchased by our customers.

MVNO Services Segment

Our revenues from the MVNO services segment decreased 42% to $22.0 million for the nine months ended September 30, 2005 from $38.1 million for the nine months ended September 30, 2004. The decrease was primarily attributable to a decrease in the number of subscribers to our Liberty Wireless service, partially offset by revenues earned from MVNE contracts in 2005 that commenced in 2005.

Data Services Segment

Our revenues from the Data Services segment decreased 36% to $3.6 million for the nine months ended September 30, 2005 from $5.6 million for the nine months ended September 30, 2004 due to a decrease in the number of subscribers to our Data Services, year over year.

Cost of Revenues

Total cost of revenues increased 83% to $150.1 million for the nine months ended September 30, 2005 from $81.9 million for the nine months ended September 30, 2004. Cost of revenues from the WAS segment increased 141% to $135.0 million for the nine months ended September 30, 2005, from $56.1 million for the nine months ended September 30, 2004. Cost of revenues from the MVNO services segment decreased 41% to $14.5 million for the nine months ended September 30, 2005, from $24.4 million for the nine months ended September 30, 2004. Cost of revenues from the Data Services segment decreased 56% to $0.6 million for the nine months ended September 30, 2005, from $1.4 million for the nine months ended September 30, 2004. The majority of the increase in total cost of revenues was attributable to increases in business volume, as a result of increased activations in the WAS segment, partially offset by a reduction in subscribers in the MVNO Services and Data Services segments.

Wireless Activation and Services Segment (WAS)

Cost of revenues from the WAS segment increased 141% to $135.0 million for the nine months ended September 30, 2005 from $56.1 million for the nine months ended September 30, 2004. The increase was attributable to an increase in volume of activations and an increase in the average cost of the equipment. As a result, cost of revenues percentage of WAS revenues increased from 56% for the nine months ended September 30, 2004 to 59% for the same period of 2005.

MVNO Services Segment

Cost of revenues from the MVNO services segment decreased 41% to $14.5 million for the nine months ended September 30, 2005 from $24.4 million for the nine months ended September 30, 2004. The decrease was attributable to a decrease in the number of subscribers to our Liberty Wireless service and increased competition. Cost of revenues as a percentage of the MVNO services segment revenues increased from 64% for the nine months ended September 30, 2004 to 66% for the nine months ended September 30, 2005. This was due to the recognition of costs associated with higher margin MVNE contracts that commenced in 2005.

Data Services Segment

Cost of revenues from the Data Services segment decreased 56% to $0.6 million for the nine months ended September 30, 2005, from $1.4 million for the nine months ended September 30, 2004. The decrease was attributable to a decrease in the number of subscribers for the same services, year over year.

Financial Statement Review

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues:
Activations and services	82%	72%	82%	74%
Equipment	18%	28%	18%	26%

Total revenues	100%	100%	100%	100%
Cost of revenues, excluding depreciation andamortization:
Activations and services	13%	3%	13%	5%
Equipment	44%	57%	44%	54%

Total cost of revenues	57%	60%	57%	59%
Operating expenses:
Sales and marketing expenses, excluding depreciation and amortization	21%	26%	23%	25%
General and administrative expenses, excluding depreciation and amortization	21%	17%	23%	19%
Depreciation and amortization	3%	3%	3%	3%
Restructuring costs	0%	0%	0%	0%
Loss on investment	0%	0%	0%	0%

Total operating expenses	45%	46%	49%	47%

Loss from operations	(2)%	(6)%	(6)%	(6)%

Other income (expense):
Interest income	0%	1%	0%	1%
Interest expense	0%	0%	0%	0%

Total other income (expense)	0%	1%	0%	1%

Net loss	(2)%	(5)%	(6)%	(5)%

Comparison of the Three Months Ended September 30, 2005 and 2004 by Statement of Operations Line Item

Revenues

Total revenues increased 79% to $96.7 million for the third quarter of 2005 from $54.1 million for the third quarter of 2004. The majority of the increase was attributable to increases in business volume as a result of increased number of activations in our WAS segment which was primarily growth through existing marketing partners and increased advertising efforts. These increases were partially offset by a reduction in subscribers in our MVNO services and Data Services segments.

Activations and Services

Our activations and services revenues increased 57% to $70.0 million for the third quarter of 2005 from $44.5 million for the same period of 2004. The increase in activations and services revenues of $25.4 million was attributable to a $32.8 million increase in revenues from our WAS segment, which was primarily growth through existing marketing partners and increased advertising efforts offset by a $6.6 million and a $0.8 million decrease in revenues from our MVNO services and Data Services segments, respectively.

Equipment

Our revenues from sales of equipment increased 181% to $26.9 million for the third quarter of 2005 from $9.6 million for the same period of 2004. The increase in equipment revenues of $17.3 million was attributable to a $18.5 million increase in revenues from equipment sales in connection with our WAS segment due to an increase in volume of activations offset by a $1.2 million decrease in revenues from equipment sales in connection with our MVNO services segment.

Cost of Revenues

Total cost of revenues increased 87% to $57.6 million for the third quarter of 2005 from $30.8 million for the third quarter of 2004. The increase was attributable to a $31.5 million increase in cost of equipment revenues and was partially offset by a $4.7 million decrease in cost of activations and services revenues.

Activations and Services

Total cost of activations and services revenues decreased 66% to $2.5 million for the third quarter of 2005 from $7.2 million for the third quarter of 2004. The decrease in cost of revenues of $4.7 million was attributable to $4.5 million and $0.2 million decreases in our MVNO services and Data Services segments costs of revenues, respectively, which was attributable to subscriber decreases in both segments.

Equipment

Our cost of revenues from equipment sales increased 133% to $55.1 million for the third quarter of 2005 from $23.7 million for the third quarter of 2004. The increase was attributable to a $32.6 million increase in cost of revenues from equipment sales in connection with our WAS segment, partially offset by a $1.2 million decrease in cost of revenues in connection with our MVNO services segment.

Operating Expenses

Sales and Marketing. Our sales and marketing expenses increased 122% to $24.7 million for the third quarter of 2005 from $11.1 million for the third quarter of 2004. The increase was primarily as a result of the growth of existing marketing relationships and adding new marketing relationships. Additionally, stock-based compensation expense attributable to sales and marketing employees increased $0.5 million in the third quarter of 2005 as compared to the third quarter of 2004. We expect sales and marketing expenses to continue to increase as we grow our business.

General and Administrative. Our general and administrative expenses increased 47% to $16.9 million for the third quarter of 2005, compared to $11.5 million for the same period of 2004. The increase was the result of several factors, the principal ones being costs of complying with the Sarbanes-Oxley Act of 2002, which was approximately $1.2 million for the third quarter of 2005, which we did not incur in the third quarter of 2004; increased staffing and staffing costs to support the internal growth of our business; increased back-office related expenses from recent acquisitions and a $1.8 million increase in stock-based compensation expense, in the third quarter of 2005 as compared to the third quarter of 2004. We expect general and administrative expenses to continue to increase as we grow our business.

Depreciation and Amortization. Our depreciation and amortization expense increased 55% to $2.5 million for the three months ended September 30, 2005 from $1.6 million for the three months ended September 30, 2004. The increase was due to the costs associated with developing new functionality related to our websites and product offerings, increased amortization related to intangible assets acquired during 2005 and partially offset by a $0.7 million adjustment to correct a computational error in the fixed asset subledger that caused depreciation expense to be overstated in prior periods.

Restructuring Costs. In the first quarter of 2005, and subsequent to the acquisition of A1 Wireless, we entered into a restructuring plan to take advantage of synergies gained through the acquisition of A1 Wireless and to restructure other operating segments for efficiency purposes. We recognized $0.5 million in restructuring costs in the third quarter of 2005, which related to workforce reduction. We do not expect to incur future restructuring costs related to this restructuring plan.

Comparison of the Nine Months Ended September 30, 2005 and 2004 by Statement of Operations Line Item

Revenues

Total revenues increased 77% to $255.0 million for the nine months ended September 30, 2005 from $144.2 million for the third quarter of 2004. The majority of the increase was attributable to an increase in the volume of activations in our

WAS segment which was primarily growth through existing marketing partners and increased advertising and partially offset by a reduction in subscribers in our MVNO services and Data Services segments.

Activations and Services

Our activations and services revenues increased 59% to $188.4 million for the nine months ended September 30, 2005 from $118.3 million for the nine months ended September 30, 2004. The increase in activations and services revenues of $70.1 million was attributable to a $84.8 million increase in revenues from our WAS segment which was primarily growth through existing marketing partners and increased advertising, offset by a $12.7 million and a $2.0 million decrease in revenues from our MVNO services and Data Services segments, respectively.

Equipment

Our revenues from sales of equipment increased 157% to $66.6 million for the nine months ended September 30, 2005 from $25.9 million for the nine months ended September 30, of 2004. The increase of $40.7 million was attributable to a $43.9 million increase in revenues from equipment sales related to the increase in the volume of activations within the WAS segment, offset by a $3.2 million decrease in revenues from equipment sales in connection with our MVNO services segment.

Cost of Revenues

Total cost of revenues increased 83% to $150.1 million for the nine months ended September 30, 2005 from $81.9 million for the nine months ended September 30, 2004. The increase was attributable to a $74.9 million increase in cost of equipment revenues and partially offset by a $6.7 million decrease in cost of activations and services revenues.

Activations and Services

Total cost of activations and services revenues decreased 36% to $12.2 million for the nine months ended September 30, 2005 from $19.0 million for the nine months ended September 30, 2004. The decrease in cost of revenues of $6.8 million was attributable to a $6.0 million and $0.8 million decrease to our MVNO services and Data Services segments costs of revenues, respectively, which were attributable to subscriber decreases in both segments.

Equipment

Our cost of revenues from equipment sales increased 119% to $137.8 million for the nine months ended September 30, 2005 from $62.9 million for the nine months ended September 30, 2004. The increase was attributable to a $78.9 million increase in cost of revenues from equipment sales in connection with our WAS segment, partially offset by a $4.0 million decrease in cost of revenues in connection with our MVNO services segment.

Operating Expenses

Sales and Marketing. Our sales and marketing expenses increased 96% to $63.7 million for the nine months ended September 30, 2005 from $32.5 million for the nine months ended September 30, 2004. The increase was primarily as a result of the growth of existing marketing relationships and adding new marketing relationships. Additionally, stock-based compensation expense attributed to sales and marketing employees increased by $1.4 million in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. We expect sales and marketing expenses to continue to increase as we grow our business; however, we expect such expenses to decrease as a percentage of revenues.

General and Administrative. Our general and administrative expenses increased 44% to $48.2 million for the nine months ended September 30, 2005, compared to $33.5 million for the nine months ended September 30, 2004. The increase was the result of several factors, the principal ones being costs of complying with the Sarbanes-Oxley Act of 2002, which was approximately $1.9 million, which we did not incur in 2004; increased staffing and staffing costs to support the internal growth of our business; increased back-office related expenses from recent acquisitions and a $7.7 million increase in stock-based compensation expense in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. We expect that stock-based compensation expense may increase in the fourth quarter from recent quarters as we evaluate and address the potential impact of Section 409A of the Internal Revenue Code as provided for in the American Jobs Creation Act of 2004. We expect general and administrative expenses to continue to increase as we grow our business.

During the nine months ended September 30, 2005, we entered into transition agreements with employees pursuant to which they will provide us with consulting services. These former employees will receive continued vesting of previously granted stock options through June 30, 2006 and September 30, 2006, respectively. We recognized $6.7 million in severance costs, which are recorded within general and administrative expenses, in the nine months ended September 30, 2005, $0.3 million of which related to base salary paid during the period and $6.4 million in stock-based compensation costs related to the modification of the terms of the options.

Depreciation and Amortization. Our depreciation and amortization expense increased 38% to $6.4 million for the nine months ended September 30, 2005 from $4.6 million for the nine months ended September 30, 2004. The increase resulted from the costs associated with developing new functionality related to our websites and product offerings, increased amortization related to intangible assets acquired during 2005 and partially offset by a $0.7 million adjustment to correct a computational error in the fixed asset subledger that caused depreciation expense to be overstated in prior periods.

Restructuring Costs. In the first quarter of 2005, and subsequent to the acquisition of A1 Wireless, we entered into a restructuring plan to take advantage of synergies gained through the acquisition of A1 Wireless and to restructure other operating segments for efficiency purposes. We recognized $0.8 million in restructuring costs in the nine months ended September 30, 2005, which related to workforce reduction and excess facilities. We do not expect to incur any future restructuring costs related to the restructuring plan.

Liquidity and Capital Resources

Since inception, we have funded our operations principally through the sale of equity securities and to a lesser extent, through subordinated debt, credit facilities, capital leases and lines of credit. The significant components of our working capital are inventory and liquid assets such as cash and cash equivalents, short-term investments and trade accounts receivable, reduced by accounts payable, accrued expenses and deferred revenue.

At September 30, 2005, we had cash and cash equivalents of $81.5 million, short term investments of $5.0 million and debt and capital lease obligations of $15.7 million. As of December 31, 2004, we had cash and cash equivalents of $101.0 million and capital lease obligations of $0.5 million.

Cash Flows

	Nine Months ended September 30,
	2004	2005
	(in thousands)
Net cash used in operating activities	$(574)	$(12,394)
Net cash used in investing activities	(4,018)	(28,505)
Net cash provided by financing activities	2,302	21,439

Net decrease in cash and cash equivalents	$(2,290)	$(19,460)

Net cash used in operating activities was $12.4 million and $0.6 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash used in operating activities in the nine months ended September 30, 2005 was primarily attributable to significant increases in accounts receivable and inventory due to increased sales volume. The majority of the accounts receivable balance relates to amounts due from wireless carriers. As of September 30, 2005, all carrier accounts receivable were current, based on current terms.

Net cash used in investing activities in the nine months ended September 30, 2005 and 2004 was $28.5 million and $4.0 million, respectively. The increase in cash used in investing activities was due to cash paid for acquisitions and intangible assets, an increase in the purchase of property and equipment and capitalized labor costs, primarily associated with enhancing our infrastructure, and the purchase of $5.0 million of 180 day commercial paper during the nine months ended September 30, 2005.

Net cash provided by financing activities was $21.4 million and $2.3 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in cash provided by financing activities in 2005 was primarily attributed to the proceeds received from the exercise of warrants and options and borrowings on our line of credit, partially offset by cash used to repurchase shares of common stock.

Borrowings Under Line of Credit. We have previously borrowed money to finance our operations and purchase equipment. As of September 30, 2005, there was $15.0 million outstanding under our revolving line of credit. The amount available for us to borrow under the revolving line of credit is subject to our meeting borrowing base requirements relating to accounts receivable and inventory. Interest on advances under the revolving line of credit is payable monthly at a rate of

LIBOR plus 2.0%. This facility is secured by a first priority lien on all of our assets. As of September 30, 2005, we could borrow up to an additional $6.0 million on the revolving line of credit.

During the quarter ended June 30, 2005, we did not meet certain monthly reporting and borrowing base reporting requirements of our loan arrangement with Comerica Bank and we subsequently obtained a waiver for the non-compliance for the period from May 6, 2005 to July 27, 2005. For the quarter ended September 30, 2005, we obtained a waiver of the quarterly EBITDA covenant of our loan arrangement with Comerica Bank. Had we not received such waiver, we would not have been in compliance with this covenant for the quarter ended September 30, 2005. For the period ended September 30, 2005, we were in compliance with all other covenants and requirements of our loan agreements.

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

Common Stock Repurchase Program. Our Board of Directors has authorized us to repurchase shares of our common stock up to an aggregate amount of $30.0 million. During the third quarter of 2005, we repurchased an aggregate of 211,357 shares of our common stock for approximately $3.1 million. We expect to continue our share purchases from time to time during the fourth quarter of 2005 and through August 2006 at prevailing market rates using existing cash balances and funds generated from operating activities. There can be no assurances that we will repurchase up to the full amount that we have been authorized by our Board of Directors over this time period.

Future Divestiture of Assets. On October 24, 2005, we announced that we had received a non-binding letter of intent to sell certain assets of our MVNO segment, Liberty Wireless (“Liberty”) to Vaya LLC (“Vaya”). The sale of Liberty will enable us to streamline and simplify our businesses, and improve operational efficiencies across the Company. The transaction is subject to the signing of a definitive agreement and customary closing conditions.

Under the operational terms of the agreement, Vaya would acquire the Liberty Wireless brand, the Hispanic-targeted, Spanish language Viva Liberty(SM) brand, and the active customers in Liberty’s subscriber base. Similar to other MVNE contracts we would continue to deliver and bill Vaya for the systems platform for procurement, activation, billing, and customer care, as well as self-service platforms based on web and speech recognition technology under a management contract with Vaya.

Contractual Obligations

The following table summarizes (in thousands) our contractual obligations, including interest on operating leases, and the expected effect on liquidity and cash flows as of September 30, 2005.

	Total	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years
Line of credit	$15,000	$—	$15,000	$—	$—
Capital leases	691	335	356	—	—
Operating leases	4,716	1,626	2,478	612	—
Obligations under VMC APA *	3,000	3,000	—	—	—

	$23,407	$4,961	$17,834	$612	$—

*	Under the VMC asset purchase agreement, as amended, we are required to issue VMC shares of our common stock or cash with a fair value of $3.0 million on the distribution date of the second tranche of stock consideration. This is recorded as a current other liability as of September 30, 2005. In addition, we may be obligated to pay shareholders of VMC an additional $5.1 million in cash and up to 334,288 shares of our common stock if VMC attains certain future operating targets. Such potential obligation has not been included in the table above.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our financial position, cash flows or results of operations.

Application of Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about our revenues, cost of revenues and the carrying values of assets and liabilities that are not readily apparent from other sources. Because this can vary in each situation, actual results may differ from the estimates under different assumptions and conditions. The following is a summary of the most critical of these estimates.

Revenue Recognition for WAS and MVNO Services

Wireless Activation and Services. In our WAS segment, we generate revenues from wireless carriers, including a satellite television provider, who pay us commissions, as well as volume and performance-based bonuses for activating wireless services on their networks. We may also charge for devices, shipping and handling and activation certificates.

The WAS segment’s revenues are reduced for estimated deactivations of the wireless services by customers prior to the expiration of a time period that ranges from 120 to 210 days from the date of activation, depending on the wireless carrier. We estimate deactivations based on historical experience, which we developed based on our experience with carriers, customer behavior and sources of customers, among other things, allowing us to accrue estimates with what we believe is a high degree of certainty. If we determine that we cannot accurately predict future deactivation experience, we will be required to defer 100% of our carrier commissions revenue until the expiration of the appropriate charge-back period. New channels for which we have insufficient historical data to adequately estimate deactivation experience will be deferred through the expiration period for a period of 24 months, until such time that we can accurately estimate the deactivation experience for the new channel.

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

MVNO Services. In our mobile virtual network operator (“MVNO”) services segment, we sell wireless services under our Liberty Wireless brand. We generate revenues from our customers for monthly recurring usage of wireless airtime minutes and optional features, including text messaging. In addition, we bill customers for airtime usage in excess of the monthly minutes included in each customer’s monthly service plan. MVNO services revenues also include non-recurring activation service charges to customers to the extent not allocated to wireless device revenues, which is included in equipment revenues. Our MVNO services are provided on a month-to-month basis and are generally paid in advance. Revenues from MVNO services are recognized in the month that the services are provided. Amounts paid in advance are recorded as deferred revenue until the services are provided.

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

We offer marketers the ability to sell wireless services or MVNO services to their customers under their own brands using our e-commerce platform and operational infrastructure, through MVNE contracts. We receive fees for production of the network platform, as well as for operational support services. We defer the fees attributable to the production of the network platform and recognize these deferred fees and costs on a straight-line basis over the expected life of the agreement and services. For the nine months ended September 30, 2005, we have recognized revenues related to completion of certain deliverables under MVNE contracts, as well as deferred revenues related to deliverables and services not yet completed.

Cost of Revenues of MVNO Services

For sales arrangements with multiple deliverables with respect to our MVNO services, we are required to account for the sale of a device separately from the provision of services to the customer. According to the provisions of EITF Issue No. 00-21, we defer the portion of the fee (revenue) and costs attributable to the provision of services, and recognize these deferred fees and costs on a straight-line basis over the term of the services. We use the residual value method in allocating revenues and costs between service revenues and device sales.

Inventory Valuation

Our inventory consists of wireless devices and accessories. The carrying value of inventory is stated at the lower of cost and market value. Cost is determined using a method which approximates the first-in-first-out accounting method. We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value or replacement cost based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required. Historically, we have not experienced significant write-offs, with the exception of returned, unmarketable inventory.

Stock-based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and comply with the disclosure provisions of Statement of Financial Accounting Standard, or SFAS, No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure, Amendment to SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the stock and the exercise price of the option. We account for stock and stock options issued to non-employees in accordance with the provisions of EITF Consensus on Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services. To the extent the exercise of these warrants and options are contingent upon performance, total compensation expense will fluctuate with our stock price. Compensation and services expense are recognized over the vesting period of the options or the periods the related services are rendered, as appropriate. As discussed more fully in note 2(i) of the notes to our consolidated financial statements, as a result of the issuance of SFAS No. 123(R), we expect to begin to expense the fair value of our options in the first quarter of 2006. The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants.

Goodwill and Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

Income Taxes

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. To date, we do not have any income tax expense or benefit because we provide a full valuation allowance against our net deferred tax assets, which are principally net operating loss carryforwards. We account for income taxes under the asset and liability method. We recognize tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as a component of net income in the period that includes the enactment date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading, speculative or hedging purposes.

Our exposure to market risk is currently confined to our cash and cash equivalents, restricted cash and short term investments. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents and short term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments, but may increase the interest expense associated with debt outstanding or future borrowings.

Our most liquid assets are cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. We also believe that we have intangible assets in the value of our intellectual property. In accordance with generally accepted accounting principles in the United States, we have not capitalized the value of this intellectual property on our balance sheet. Due to the nature of this intellectual property, we believe that these intangible assets are not affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Internal Controls over Financial Reporting

Our management, including our principal executive and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the period ended September 30, 2005, and has concluded that there was no change that occurred during the period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed below.

During the third quarter of 2005, we found that the internal control over the recording of depreciation expense and the related reconciliation process designed to identify resulting errors on a timely basis were not effective; accordingly we identified a material weakness in our internal control over our recording of entries related to depreciation expense and the effectiveness of the account reconciliation process. In response to this weakness, we implemented new procedures to specifically validate manually processed data. In addition, we are in the process of implementing a new fixed asset module to our existing accounting information system that will improve our ability to monitor the recording of fixed asset additions, disposals and the computation of depreciation expense.

We believe that our disclosure controls and procedures are effective as noted above, however in conjunction with our first formal evaluation of our internal controls over financial reporting under the Sarbanes-Oxley Act of 2002 , and the related comprehensive review of our internal controls, we may identify matters that could constitute “material weaknesses” (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal control over financial reporting. If we identify control weaknesses during our evaluation and fail to adequately remediate these issues before December 31, 2005, and if management concludes that they give rise to, or otherwise constitute a material weakness, our management will not be permitted to conclude that our internal control over financial reporting is effective.

PART II

ITEM 1.	LEGAL PROCEEDINGS

On August 5, 2004, Avesair, Inc., whose assets we acquired, filed suit against us demanding, among other matters, that we issue to Avesair shares of our common stock valued at approximately $4 million as of June 30, 2004. The stock demanded by Avesair represents the maximum value of shares that they could have earned for achieving certain performance-based targets under the asset purchase agreement. We believe the performance-based targets were not achieved and intend to vigorously contest this matter. However, any adverse resolution of this matter could have a material adverse impact on our financial results if we are required to issue additional shares and would result in dilution to our stockholders.

On July 25, 2005, the Federal Communications Commission (FCC) issued a Notice of Apparent Liability, asserting that we registered with the FCC and reported and contributed to the Universal Service Fund (USF) and the Telecommunications Relay Service Fund later than required by FCC rules. The FCC has preliminarily proposed to fine us approximately $820,000 for late payment of such fees. In a letter dated August 24, 2005 we responded to the FCC’s preliminary finding and asserted that no fine is appropriate under the circumstances. However, any adverse resolution of this matter could have a material adverse impact on our financial results.

From time to time we are party to other disputes or legal proceedings. We do not believe that any of the pending proceedings are likely to have a material adverse effect on our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases we made during the quarter ended September 30, 2005, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act (1):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2005 to July 31, 2005	—	$—	—	$—
August 1, 2005 to August 31, 2005	83,929	15.07	83,929	28,735,562
September 1, 2005 to September 30, 2005	127,428	14.33	127,428	26,909,811

Total	211,357	$14.62	211,357	$26,909,811

(1)	Share purchases, if any, are made pursuant to the stock repurchase plan announced in August 2005 authorizing the purchase of up to $30 million shares of the Company’s Common Stock. The plan expires in August 2006.

During the quarter ended September 30, 2005, we issued the following securities that were not registered under the Securities Act of 1933:

•	On August 12, 2005, we issued 8,805 and 29,764 shares of our common stock pursuant to the exercise of warrants at exercise prices of $0.03 and $2.49 per share, respectively.

•	On September 19, 2005, we issued 61,417 shares of our common stock pursuant to the First Amendment to the Asset Purchase Agreement dated September 19, 2005 by and among InPhonic, Inc. CAIS Acquisition II, LLC, RR Holding, Inc. (formerly known as VMC Satellite, Inc.) and Rick Rahim.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

As of November 8, 2005, Carl M. Kumpf, Jr., our Senior Vice President and Chief Accounting Officer was no longer with InPhonic. Accordingly, Lawrence S. Winkler, our Chief Financial Officer, Executive Vice President and Treasurer, re-assumed the role of principal accounting officer.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Third Amendment and Waiver to Third Amended and Restated Loan and Security Agreement entered into as of July 27, 2005 by and between Comerica Bank, InPhonic, Inc., SimIpc Acquisition Corp., and Star Number, Inc.

10.2	Consent and Fourth Amendment to Third Amended and Restated Loan and Security Agreement entered into as of August 16, 2005 by and between Comerica Bank, InPhonic, Inc., SimIpc Acquisition Corp., and Star Number, Inc.

10.3(a)	Fifth Amendment to Third Amended and Restated Loan and Security Agreement entered into as of September 30, 2005 by and between Comerica Bank, InPhonic, Inc., SimIpc Acquisition Corp., and Star Number, Inc.

10.4	First Amendment to Lease by and between Parkridge Phase Two Associates Limited Partnership and InPhonic, Inc. dated November 8, 2005.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(a)	Confidential Treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INPHONIC, INC.

By:	/s/ David A. Steinberg
David A. Steinberg
Chairman of the Board and Chief Executive Officer

By:	/s/ Lawrence S. Winkler
Lawrence S. Winkler
Chief Financial Officer, Executive Vice President and Treasurer

Date: November 14, 2005