Form 10-K
period 2005-12-31
INPHONIC INC
filed 2006-03-16
CIK 1133324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $311,286,950.

As of February 28, 2006, 35,313,658 shares of the registrant’s common stock were outstanding.

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

Overview

We are a leading online seller of wireless services in the United States, based upon the number of activations. For 2005, we reported revenue from continuing operations of $320.5 million and a loss from continuing operations of $37.8 million. Since we began operations in 1999, we have grown our business, expanded our services and broadened our customer base through internal growth and acquisitions. We operate our business through three business segments: Wireless Activation and Services (“WAS”); Mobile Virtual Network Enabler (“MVNE”) Services; and Data Services.

WAS. We sell wireless service plans, devices and accessories and satellite television service plans through our own branded websites, which include Wirefly.com, A1Wireless.com and VMCSatellite.com. We also sell services and devices to consumers through websites that we create and manage for third parties under their own brands. These third parties include online businesses, member-based organizations and associations and national retailers, whom we refer to collectively as marketers. We use our proprietary e-commerce information technology platform to activate, configure and ship wireless services and devices to customers. The WAS segment accounted for $312.5 million or approximately 98% of our total revenue in 2005.

MVNE Services. We offer marketers the ability to sell mobile virtual network operator (“MVNO”) services to their customers under their own brands using our e-commerce platform and operational infrastructure. Under MVNE agreements, we give marketers the ability to sell wireless voice and data services and devices. This service utilizes the same e-commerce platform, operational infrastructure and marketing relationships we have developed for our WAS segment to sell wireless services and devices, resulting in what we believe is a cost-effective means of acquiring customers. The MVNE Services segment accounted for $3.4 million or 1% of our total revenue in 2005.

Data Services. Our unified communications services allow carriers and us to provide customers with the ability to organize personal communications by providing access to e-mail, voicemail, faxes, contacts, scheduling, calendar and conference calling functionality through a website or telephone. The Data Services segment accounted for $4.6 million or 1% of our total revenue in 2005.

We believe our online business model connects wireless carriers, marketers and consumers of wireless services and devices more effectively and efficiently than traditional retail channels. Wireless carriers benefit from broader access to consumers who purchase wireless services and devices on the Internet, through our own branded websites, as well as through our marketing relationships with high-traffic websites. Marketers benefit by generating additional revenue from the marketing fees that we pay them for selling wireless services and devices through websites that we create and manage for them, using their brands. Marketers also benefit from our broad carrier relationships and selection of service plans and devices. Consumers benefit from competitive pricing, broad selection and the convenience of using the websites we create and manage, for purchasing wireless services and devices. Through agreements we have with the six largest wireless carriers in the United States including Cingular, Sprint, Nextel, T-Mobile, Verizon and Alltel, as well as with several regional wireless carriers, we offer consumers a selection of at least four carriers in each of the top 100 U.S. metropolitan markets. Collectively, these carriers’ networks cover 98.6% of the U.S. population.

Our proprietary e-commerce information technology platform integrates merchandising, provisioning, procurement, customer care and billing operations into a single system for the online sales of wireless services and devices. This platform, which includes a combination of internally developed and licensed technologies, has been designed to serve as a foundation for us to build upon, allowing us to offer additional products and services to maximize performance, scalability, reliability and security. For example, this platform supports both our own branded websites as well as the websites that we create and manage for third-party marketers. This allows us to manage the sale of wireless services and devices offered from wireless carriers as well as MVNO services offered by marketers under their own brands.

Industry Overview

The Internet and Online Commerce

Online shopping has grown substantially over recent years, providing businesses with a lower cost sales channel. This growth is primarily a result of the convenience, broader selection and breadth of product information available on the Internet. In addition, continued improvements in payment security and growing access to high-speed Internet connections have made online shopping increasingly efficient and attractive to consumers. According to Forrester Research, Inc., an independent research company, online retail sales were estimated to reach $172 billion in 2005 and expected to grow at a compound annual growth rate of 14% to $329 billion in 2010, or approximately six times faster than overall retail sales.

Online businesses have a number of competitive advantages over traditional “brick and mortar” businesses, including broader consumer reach, lower infrastructure costs and personalized, low-cost customer interaction. In addition, online businesses may quickly and efficiently adjust to changing consumer tastes and preferences by adjusting content, shopping interfaces, the product and service offerings and the prices of the offerings they feature on their websites. Furthermore, online businesses can more easily compile demographic and behavioral data about consumers in order to increase opportunities for direct marketing and personalized services.

The Wireless Services Industry

Consumers increasingly understand that wireless communications provide enhanced convenience, mobility and personal safety. As a result of these factors, wireless services have achieved widespread adoption, aided in part by the increasing availability and affordability of mobile communications products. According to Ovum Limited, an independent research company, the estimated number of wireless subscribers in the United States has more than doubled over the past five years, from 97.0 million subscribers in 2000 to 200.7 million in 2005, representing 68% of the U.S. population in 2005. Ovum expects that by 2010, there will be 256.0 million wireless subscribers in the U.S, representing additional growth opportunities going forward.

This future growth in wireless subscribers is expected to come from a mix of services, including traditional post-paid and pre-paid service plans, as well as handset service upgrades. Ovum expects future subscriber growth to come equally from both pre-paid and post-paid subscribers. Ovum expects churn to decrease from 2.4% in 2005 to 2.3% in 2010, and total gross additions will remain relatively flat, decreasing less than 1% annually from an estimated 74.7 million gross additions in 2005 to 71.9 million in 2010. Additionally, Ovum expects the handset service upgrade market, which represents current wireless subscribers who commit to a new contract with their current wireless carrier instead of switching to a new one, to grow from 59.0 million units in 2005 to 98.8 million in 2010. Combined, these opportunities represented 133.8 million transactions in 2005, and Ovum expects this to grow to 170.7 million transactions in 2010, a 4.5% compound annual growth rate.

The Opportunity

Increased pressures and competition have resulted in recent consolidation among wireless carriers. As a result, carriers are under pressure to reduce their costs while remaining competitive. To combat these challenges, the wireless carriers are turning to the Internet as a cost-effective and growth channel for acquiring customers, allowing them to boost profitability and increase their return on investment. Additionally, in order to increase network utilization, carriers continue to seek out new subscribers through new product offerings, such as family shared plans and mobile content and through mobile virtual network operators.

Because of this, consumers are faced with an increasingly complex and constantly changing selection of wireless service plans and devices. As the number of service plans offered by wireless carriers has increased, traditional retail channels have been unable to adequately satisfy customers’ needs for real-time information regarding wireless services and devices. Retail stores typically feature wireless services and devices from only one or a limited number of wireless carriers, resulting in fewer options at any given store for consumers. As a result, consumers must either visit multiple stores or select from a limited choice of wireless offerings. In addition, traditional wireless retail stores typically have high cost structures due to the costs of maintaining, managing and staffing a physical storefront, often resulting in higher wireless device prices to customers. In contrast to the physical retail environment, the Internet offers consumers a number of advantages for purchasing wireless services and devices, including lower prices, broader selection, convenience of comparison shopping and the ability to research. According to Compete, Inc., an independent research company, 70% of Internet users indicated they researched wireless products and services online prior to making an actual purchase. Additionally, Compete, Inc. estimated that online orders as a percentage of U.S. gross wireless subscriber additions was estimated at nearly 7% for 2005 and is expected to grow to almost 14% by the end of 2007.

Our Value Proposition

Value to Consumers

We offer consumers a superior shopping experience, competitive prices, broad selection and the convenience of comparing and purchasing wireless services and devices on the Internet. Key advantages for consumers include:

•	Superior Shopping Experience. Our websites provide consumers with access to an extensive amount of information on wireless services and devices. These websites contain user-friendly search functions and navigation tools to help consumers quickly and conveniently identify the wireless services and devices that match their selection criteria, such as monthly service cost, network coverage quality and device features. We also simplify the buying experience for consumers by allowing them to complete the transaction with an easy-to-use one-page order form. We ship products directly to customers generally within 24 hours of activation and provide customers with updates throughout the provisioning and shipping processes.

•	Competitive Pricing. We are able to offer consumers competitive pricing on wireless devices when they purchase a service plan due to the lower cost structure of our online business model. In addition, consumers also benefit from the ability to research and comparison shop for the best prices offered by the six largest wireless carriers in the U.S. and several regional carriers.

•	Broad Selection. We are able to offer wireless service plans and equipment to consumers across the U.S. We have agreements with the six largest wireless carriers that provide service coverage to 98.6% of the U.S. population. In each of the top 100 U.S. metropolitan markets we offer service plans from at least four wireless carriers. Our websites also feature a broad selection of the latest wireless devices and accessories from a variety of leading manufacturers.

•	Knowledgeable Customer Support. Customers can request assistance at any point in the purchase process from our customer service representatives. Our customer service representatives have access to information about the service plans offered through our carrier relationships. As a result, our customer service representatives are better able to suggest service plans that meet the customers’ requirements.

Value to Marketers

We provide our marketers with websites, branded to their specifications, which allow them to sell wireless services and devices to consumers. Key advantages for marketers include:

•	Expanded Services. Our e-commerce platform enables marketers to focus on marketing and branding, while relieving them of the operational burden associated with merchandising, provisioning, procurement, customer care and billing of wireless services.

•	Ability to Monetize Customers. Our online business model creates new opportunities for marketers to monetize their customers by generating revenue from the sale of wireless services and devices. Our broad selection of products and services also allows marketers to address multiple demographic segments within their customer base, thus increasing their revenue opportunities.

Value to Wireless Carriers

We provide wireless carriers, including one of the leading providers of satellite television services, with new subscribers to their networks. Key advantages for these carriers include:

•	Growing Customer Acquisition Channel. The Internet is one of the fastest growing channels for selling wireless services and devices. We provide the wireless carriers and a satellite television provider with broader access to this channel through our own branded websites and through the private-labeled websites we create and manage for marketers. These providers also benefit from our ability to offer multiple service plan and device combinations on our websites and effectively implement marketing campaigns or special offers.

•	Lower Customer Acquisition Cost. We believe that our online business model enables wireless carriers to acquire customers at a lower cost than they would incur using traditional retail channels.

Our Strategy

Our objective is to become the leading online seller of wireless services and other communication services in the U.S. Key elements of our strategy to achieve this objective include:

Focus on the Customer Shopping Experience. We intend to continue to refine our operations to provide a superior customer experience. We have enhanced navigation tools to help consumers quickly and conveniently identify the wireless services and devices that match their selection criteria, and have developed an online resource that gives consumers updates throughout the provisioning and shipping processes. The customer shopping experience is important in retaining customers and expanding relationships we have developed with marketers who use their brands to market our products and services on their websites.

Increase Our Customer Base. We plan to target additional marketers in order to expand our sources of customers. We also plan to build consumer and market awareness by expanding the direct marketing of our wireless services and devices. Our plans include expanding our use of the “Powered by InPhonic” brand on the websites that we create and manage for marketers, purchasing online advertising to support our existing brands, such as Wirefly.com, A1Wireless.com, VMCSatellite.com and mFly.com, and creating additional brands.

Enhance Our Wireless Carrier Relationships. As the wireless industry continues to consolidate, we continue to improve the automation interface between our e-commerce platform and the wireless carriers’ systems as well as cooperate further with wireless carriers on marketing efforts.

Cross-Sell Our Full Range of Products and Services to Existing Customers. Most of our customers initially purchase a single product or service. We increase our revenue opportunities by offering additional products and services, such as satellite television service through VMCSatellite.com or mobile content through mFly.com, to these customers at the point of sale or through follow-up communications such as opt-in emails, outbound calls and direct mail. Additional offerings may include accessories, enhanced wireless content and other communications services.

Develop New Products and Services. We believe that much of the future subscriber growth within the wireless services industry will be driven by consumer demands that are not served by the products and services currently offered by the wireless carriers. We have begun to market new products and services, including mobile content, device protection, accessories and other add-on services to address additional consumer demand. In 2006, we plan to explore opportunities to develop and launch new products, services and marketing opportunities.

Our Services

Wireless Activation and Services

We offer customers the ability to purchase wireless services, including satellite television, and devices directly from websites that we operate under our own brands, such as Wirefly.com, A1Wireless.com and VMCSatellite.com. We use our proprietary e-commerce platform to activate, configure and ship wireless services and devices to customers.

We also sell wireless service plans and devices through websites that we create and manage for marketers. These private-labeled websites allow marketers to leverage their brands to sell wireless products and services to their customers. For each marketer that we create and manage a website, we use that marketer’s brand on the website and throughout the sales and customer support process. To acquire customers through marketer-branded websites, we leverage the same e-commerce platform, operational infrastructure and wireless carrier relationships that we use for our own branded websites.

MVNE Services

We utilize our e-commerce platform and operational infrastructure to extend our MVNE capabilities to marketers who want to offer branded wireless services to their customers through an MVNO without having to own or operate a wireless network or operational infrastructure. The MVNE services we offer include:

•	merchandising, which includes creating, pricing and branding the voice and data service plans to be marketed to potential subscribers and the systems to support sales via e-Commerce sites, call centers and retail stores;

•	provisioning, which includes determining subscriber credit-worthiness and service activation for both data and voice services;

•	procurement, which includes the purchasing, order processing, programming, packaging and delivery of wireless devices to subscribers and managing returns;

•	customer care, which includes pre-sale and post-sale customer service using Internet and IVR self-service technologies; and

•	billing for voice and data services, which may also include collections.

In December 2005, we sold the assets related to our Liberty Wireless business unit. Following the divestiture, we no longer operate as an MNVO nor do we market and sell to consumers our own branded wireless services based on wireless airtime minutes that we purchased wholesale from Sprint. Following the divestiture, we entered into an MVNE Services agreement with the purchaser pursuant to which we provide back-office support for the former unit through our MVNE Services segment.

Data Services

Our unified communications service allows customers to organize and access email, voicemail, faxes, contacts, scheduling, calendar and conference calling functionality through both a website and a telephone.

Relationships with Wireless Carriers

We sell our customers wireless service plans of the six largest and several regional carriers in the U.S. Collectively, these carriers’ networks cover 98.6% of the U.S. population. Through our agreements with these carriers, we offer consumers a selection of wireless subscription plans from at least four carriers in each of the top 100 U.S. metropolitan markets. We also purchase wireless devices directly from these carriers and their designated distributors for sale to customers. We sell devices in conjunction with wireless service plans from the leading wireless device manufacturers including Audiovox, Kyocera, LG Electronics, Motorola, Nokia, palmOne, Research in Motion (RIM), Samsung, Sanyo and Sony Ericsson.

We provide wireless carriers with a cost-effective online channel to acquire subscribers for their service plans. The wireless carriers pay us commissions and bonuses for activating wireless subscribers onto their networks. We also receive additional financial benefits from the wireless carriers through market development funds, wireless device discounts and other marketing incentives. For 2005, revenue from Cingular, T-Mobile and Sprint/Nextel each represented greater than 10% of our total revenue and an aggregate of 67% of our total revenue. For 2004 and 2005, revenue from our top four wireless carriers represented 81% and 76% of our total revenue, respectively.

Marketing

We have developed a marketing strategy designed to use our own branded websites as well as to use our marketers’ brands to generate sales through their private-labeled websites that we create and manage. Our marketing and advertising efforts include online and offline initiatives, which primarily consist of the following:

•	Brand Development. We continue to invest in the brands we own, such as Wirefly.com, A1Wireless.com, VMCSatellite.com and mFly.com, in order to build brand awareness and attract new and repeat customers.

•	Online Search and Advertising. We utilize online search engine advertising and targeted online advertising on highly-trafficked websites to acquire customers. We also utilize online marketing partners to generate customer leads to our own branded websites and we pay these marketers fees for successful customer leads.

•	Private-Labeled Websites. We create and manage websites for online businesses, member-based organizations and associations and national retailers to sell wireless products and services on their websites using their own brands. We either share a portion of revenue with marketers or pay these marketers fees for wireless service plans and devices sold on their websites.

•	Direct Marketing. We utilize direct marketing programs to reach additional consumer segments for our products and services. These marketing programs include permission-based email and call transfer programs.

•	Affiliate Program. We also acquire customers through an affiliate program that extends the reach of our advertising, drawing customers from a variety of websites. By joining our affiliate program, operators of other websites earn a fee for each wireless device and service plan sold through their website. We utilize a third-party vendor to manage the affiliate program.

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

Merchandising

We sell wireless services and devices through our own branded websites as well as through private-labeled websites that we create and manage for marketers. Since we manage all these websites using the same e-commerce platform, we can update device and service plan pricing information across all the websites in real time. Additionally, we can tailor the wireless service and device offerings presented on any particular website in order to better target each marketer’s customer base. The websites we create and manage contain user-friendly search functions and navigation tools to help customers quickly and conveniently identify the wireless service plans and devices that match their selection criteria.

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

We have designed systems we believe to be secure to protect our corporate data and the information we collect from consumers. Our websites operate on hardware and software co-located at a Tier-1 hosting facility offering redundant and reliable network connections, power, security and other essential services. To minimize downtime, we manage and monitor our websites 24 hours a day. Our operations center located in our Largo, Maryland facility has back-up power, including batteries and diesel-fueled generators. We have a disaster recovery plan that documents the necessary steps to recover critical systems if such a disaster were to occur.

Procurement

All customer orders are fulfilled at our operations center located in Largo, Maryland. When an order is approved for service by the wireless carrier, our automated order processing system assigns a wireless device to the order, activates the selected service plan and configures the device to the customer’s specifications. We ship orders generally within 24 hours of activation.

We track orders in real-time throughout the procurement process to enable us to maintain the appropriate levels of inventory. We use rigorous quality control processes and dedicated quality assurance personnel to minimize errors.

Customer Care and Billing

We are focused on providing a high quality customer shopping experience. As part of these efforts, we monitor and track interactions with each customer through our proprietary customer relationship management system. We deliver customer care through self-service websites, call center representatives, email correspondence and our interactive voice response system.

Our easy-to-navigate, self-service websites enable our customers to check order, rebate, return and exchange status in addition to reviewing service plan information. We operate call center facilities in Largo, Maryland and Reston, Virginia offering customer service, direct sales support and technical assistance by telephone or email.

We have also entered into outsourcing agreements with vendors in India to provide additional support services. Using our call management system, our call center representatives can respond to inbound calls using scripts tailored to each marketer’s specifications. To further improve efficiency, we employ an integrated voice response system to provide self-service capabilities to consumers for pre-sale and post-sale activities.

Real-Time Measurement and Reporting Systems

We have developed software applications to monitor the effectiveness of our marketing campaigns on a real-time basis. These applications produce reports that we share with marketers. These reports provide us with the number of unique visitors to our marketers’ websites, numbers of orders taken, number of orders approved or pending approval and orders shipped. These reports allow us to measure the effectiveness of our marketing efforts and respond quickly to changes in market demand.

Competition

The wireless services industry continues to evolve rapidly and, despite consolidation among carriers, remains highly fragmented and competitive. We believe we compete on the basis of selection of wireless carriers, devices and service plans; convenience; price; customer service and experience; network coverage; and website features and functionality. We believe we compete favorably on all of these terms.

Companies that compete with our wireless activation and services business include:

•	wireless carriers, including those from which we procure services and devices, which sell their wireless services and devices to consumers through their own websites, traditional retail operations and direct sales forces;

•	online distributors that sell wireless services and devices for the wireless carriers to consumers through their own websites, such as Amazon.com; and

•	mass market retailers that sell wireless services and devices to consumers from their retail store locations, such as Radio Shack, Best Buy, Circuit City and Wal-Mart.

Companies that currently or potentially compete with our private-labeled MVNE business include:

•	companies that provide billing and customer care for MVNO services that may potentially compete with us, if we begin to provide support for branded billing and customer call solutions for companies that sell private-labeled wireless services to their customer base, such as Amdocs, Comverse, Convergys, VeriSign and Visage; and

•	back-office systems providers such as Accenture and IBM

We believe our ability to provide a single vendor solution for MVNE services that includes wireless carrier network integration, mobile data application billing, customer care and distribution services compares favorably to our competitors.

In our data services business, we compete against a variety of companies, including CallWave and j2 Global Communications and Parus Holdings. Our unified communications service bundles voicemail, email and fax services with additional services, including our wireless activation services. Our competitors provide voicemail, email and fax services, but we believe our ability to bundle these data services with additional services enables us to compete favorably because we can present an expanded service offering to potential customers.

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

Intellectual Property Rights

Our ability to compete and continue to provide technological innovation is substantially dependent upon our technology. We rely on general intellectual property law and contractual restrictions and to a limited extent, copyrights and patents to protect our proprietary rights and technology. These contractual restrictions include confidentiality agreements, invention assignment agreements and nondisclosure agreements with employees, contractors, suppliers and marketers. In addition, we pursue the registration of our trademarks and service marks in the United States and certain other countries. In the United States, we have registered “InPhonic,” “Powered by InPhonic,” “Wirefly,” “Welcome to our Wireless World” and other service marks. We also have unregistered copyrights with respect to images and information set forth on our website and the computer code incorporated into our website. To date, we have obtained registration of one U.S. patent.

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

Employees

As of February 28, 2006, we had a total of 475 employees. None of our employees is covered by a collective bargaining agreement. We believe our relations with our employees is good.

ITEM 1A.	RISK FACTORS

There are a number of important factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. These factors include, without limitation, those listed below and elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Business

Our limited operating history makes it difficult for us to accurately forecast future revenue and appropriately plan our expenses.

We commenced operations in 1999 and have a limited operating history. As a result, it is difficult for us to predict future revenue and operating expenses. Many of our expenses, such as compensation for employees and lease payments for facilities and equipment, are relatively fixed. We base these expense levels, in part, on our expectations of future revenue. A softening in demand for our product and service offerings, whether caused by changes in consumer spending, consumer preferences, weakness in the U.S. or global economies or other factors, may result in decreased revenue, significant changes in our operating results from period to period and may cause our net losses to increase. For example, in the quarter ended December 31, 2005, our revenues were substantially lower than we had forecasted, resulting in substantially higher operating losses than had been expected.

We have historically incurred significant losses and may not be profitable in the future.

We have experienced significant net losses each year since our inception. For 2004 and 2005, we had net losses attributable to common stockholders of $32.3 million and $38.2 million, respectively. For the quarters ended December 31, 2004 and 2005 we had net losses attributable to common stockholders of $7.9 million and $24.6 million, respectively. As of December 31, 2005, we had an accumulated deficit of $164.7 million. We may continue to incur net losses, and we cannot assure you that we will be profitable in future periods. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. Our financial results may also be impacted by stock-based compensation charges and possible limitations on the amount of net operating loss carryforwards that we can utilize annually in the future to offset any taxable income. Our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue or achieve profitability, we will continue to incur significant losses. We may then be forced to reduce operating expenses by taking actions not contemplated in our business plan, such as discontinuing sales of certain of our wireless services and devices, curtailing our marketing efforts or reducing the size of our workforce.

We expect our financial results to fluctuate, which may lead to volatility in our stock price.

Our revenue and operating results may vary significantly from period to period due to a number of factors, including:

•	economic conditions specific to online commerce and the wireless communications industry;

•	the timing of introduction of popular devices by mobile phone manufacturers;

•	timing of bonuses paid to us by other wireless carriers;

•	seasonal fluctuations in both Internet usage and purchases of wireless services and devices;

•	our ability to attract visitors to our websites and our ability to convert those visitors into customers;

•	our ability to retain existing customers;

•	delays in market acceptance or adoption by consumers of our services, including our MVNE services;

•	delays in our development and offering of new wireless services and devices;

•	changes in our use of sales and distribution channels;

•	our ability to source wireless devices at competitive prices;

•	our ability to manage our procurement and delivery operations;

•	the amount of our marketing and other advertising costs;

•	our or our competitors’ pricing and marketing strategies;

•	our competitors’ introduction of new or enhanced products and services;

•	the extent to which overall Internet use is affected by spyware, viruses, and “phishing,” spoofing and other spam emails directed at Internet users, viruses and “denial of service” attacks directed at Internet companies and service providers, and other events; and

•	the amount and timing of operating costs relating to expansion of our operations.

If we are unable to maintain strong relationships with wireless carriers, our business would be adversely affected.

We depend upon a small number of wireless carriers for a substantial portion of our revenue and the loss of any one of these relationships could cause our revenue to decline substantially. In addition, the increasing consolidation in the wireless industry, as evidenced by Cingular’s acquisition of AT&T Wireless and Sprint’s merger with Nextel, will cause the number of wireless carriers to continue to decline and result in further revenue and pricing pressure. For 2005, revenue from Cingular, T-Mobile and Sprint/Nextel each represented greater than 10% at our total revenue and an aggregate of 67% of our total revenue. For 2004 and 2005, revenue from our top four wireless carriers represented 81% and 76% of our total revenue, respectively. Our wireless carriers could terminate their agreements with us without penalty and with little notice. Our agreements with these carriers are non-exclusive, and they have entered into similar agreements with our competitors, which may be on more favorable terms. Our revenue may decline if:

•	one or more of the wireless carriers terminates its agreement with us or we are unable to negotiate extensions of these agreements on acceptable terms; or

•	there is a downturn in the business of any of these wireless carriers; or

•	there is continued significant consolidation in the wireless services industry.

In addition, if the wireless carriers were to discontinue allowing us to sell and activate wireless service plans on their networks and instead were to provide these activation services exclusively themselves, this would have a significant adverse effect on our revenue.

Ongoing consolidation among wireless carriers could result in revenue and pricing pressure and adversely impact our results of operations.

In recent years, there has been a trend in the wireless industry toward consolidation of wireless carriers. For example, Cingular Wireless recently acquired AT&T Wireless, and Sprint recently merged with Nextel. Ongoing consolidation among the wireless carriers would reduce the number of companies whose wireless services we offer, which could adversely affect our results of operations. We rely on the leading wireless carriers for a substantial portion of our revenue, and we expect this to continue for the foreseeable future. We may be subject to pricing pressures that may result from a further consolidation among wireless carriers, which could have an adverse effect on our operations. If consolidation continues, the commissions and bonuses paid to us by wireless carriers could decrease or the prices charged to us for the supply of wireless devices could increase, resulting in a decrease in our gross margin.

A failure to continue to improve our customer experience could adversely affect our operating results.

We operate in a very competitive environment and we believe that maintaining high overall customer satisfaction is critical part of our ongoing efforts to promote the use of our own branded websites, as well as the private-labeled websites that we create and manage for our marketers, and to improve our operating results. In the past, including during 2005, we had certain problems with our customer support operations and in fulfillment of orders. If the efforts we have undertaken to improve our customer experience are unsuccessful, we could be subject to customer complaints, litigation, and investigations by state and federal regulatory authorities. If these issues are not resolved, our revenues and results of operations could be adversely affected.

A decrease in the growth rate of our wireless service activations could adversely affect our operating results.

A substantial portion of our revenue consists of commissions we earn from the wireless carriers for the activation of new customer accounts. We may also receive bonuses for meeting volume and other performance-based targets. If the growth rate in the number of new activations declines or the customer churn rates increase, we may not earn these additional bonuses and our revenue could decline in the future.

We may require additional cash to upgrade and expand our operations, which may not be available on terms acceptable to us, or at all.

Since our inception, our operating and investing activities have used more cash than they have generated. We expect our uses of cash over the next 12 months to include funding our operations, expanding our customer base, maintaining and enhancing our e-commerce platform and focusing on customer service. As of December 31, 2005, we had cash and cash equivalents of $70.8 million including borrowings under our line of credit of $15.0 million. While we believe that our current cash and cash equivalents, amounts available under our bank line of credit and trade credit available from wireless carriers and handset manufacturers will be sufficient to fund our working capital and capital expenditures through the foreseeable future, our revenue may not meet our expectations, we may be unable to control costs or we may incur additional expenses, including capital expenditures. In addition, we have not been in compliance with certain of our covenants under our line of credit for each of the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005. Although we received waivers from our lender of our non-compliance with each of these covenants, there is no assurance that we will be in compliance with our covenants in the future, and if not in compliance, that we will receive a waiver. To remain competitive, we must continue to use cash to enhance and improve the functionality and features of our e-commerce platform and the websites we create and manage. If competitors introduce new services embodying new technologies, or if new industry standards and practices emerge, we may have to spend resources on the purchase or development of new functionalities or technologies. If we incur additional expenses or experience a revenue shortfall, our current resources may not be sufficient. We may then find it necessary to obtain additional financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

The market for our services is becoming increasingly competitive with the emergence of additional retail and online distributors of wireless services and devices, which could adversely affect our business.

We face substantial competition in the wireless services industry. We expect competition to intensify as a result of the entrance of new competitors and the development of new technologies, products and services. We compete with wireless carriers’ retail stores and online websites, as well as other retail stores and online businesses that provide similar products and services in competition with us. All of our agreements with wireless carriers and wireless device suppliers are non-exclusive, and these parties may provide the same or similar services and devices to our competitors on terms more favorable than ours. Due to the low barriers to entry in this industry, with sufficient time and capital, it would be possible for additional competitors to replicate our services.

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

Increasing costs of online advertising and or misjudgments in making advance commitments to purchase online advertising could have an adverse affect on our financial results.

Online advertising, the cost of which continues to increase, composes a significant portion of our marketing expenses. If the effectiveness of our online advertising does not keep pace with the increased costs, our financial results could be adversely affected. In addition, in order to secure more favorable terms or advertising placement, we sometimes make significant advanced financial commitments for advertising purchases based upon our anticipated needs. If our actual needs do not match such financial commitments, our results could be adversely affected.

We depend on Internet search engines to attract a substantial portion of the customers who use our websites, and losing these customers would adversely affect our revenue and financial results.

Many consumers access our services by clicking through on search results displayed by Internet search engines. Internet search engines typically provide two types of search results, algorithmic listings and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be purchased by advertisers in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract and direct consumers to our websites. Search engines revise their algorithms from time to time in an attempt to optimize their search results. If one or more search engines which we rely on for algorithmic listings modifies its algorithms, resulting in fewer consumers clicking through to our websites, we would need to increase our marketing expenditures or we would experience a reduction in our revenue, which would adversely affect our financial results. If one or more of the search engines which we rely on for purchased listings modifies or terminates its relationship with us, our expenses could rise and our financial results may suffer.

Any unanticipated increase in our rate of deactivation of active accounts could result in a decrease in our revenue.

Under our agreements with wireless carriers, commissions are not earned if the customer’s service is deactivated with the carrier before a pre-determined period of time, usually between 120 and 210 calendar days. We maintain a reserve to cover the commissions lost through deactivations based upon our historical experience. We monitor a number of factors in determining this reserve. For example, our experience has been that customers who participate in a promotion that allows them to obtain a phone and activate an account with no up-front payment have a higher deactivation rate than customers who pay amounts in advance. If the rate of our deactivations increases in excess of our historical experience, we would have to increase our deactivation reserve, which, in turn, would cause our revenue to decline. Further, if our estimates vary materially for a future period or periods in relation to revenue and/or net income so that we conclude that our method of determining estimates is not sufficiently accurate, we may be required to change our method of accounting for these estimates. While a change in accounting for deactivations would have no impact on our cash flow, any such change may negatively impact our net income for particular periods and cause a decline in stock price. An increase in our deactivation rate could also cause carriers to modify the commission terms with us or even terminate our agreements.

If we do not continue to attract customers through our existing online marketing programs, our revenue may be affected adversely and our marketing expenses may increase.

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

Announcements and delays relating to the release of new wireless devices could adversely affect our revenues.

From time to time, the wireless industry is significantly affected by the introduction of new wireless devices that quickly capture a large share of the market. Announcements of new devices can result in customers deferring purchase decisions until such devices are available. For example, in the quarter ended December 31, 2005, our results were adversely affected by the delay in the availability of a new wireless device. Likewise, our ability to have access to a sufficient supply of such devices when available is important in order for us to meet customer demand. If customers delay purchases due to the announcement of new products or if we do not have access to a sufficient supply of new products to meet demand, it could have an adverse affect in our revenues and results of operations.

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

Our success depends on our ability to successfully receive and fulfill orders and to promptly deliver our products to our customers. Our packaging, labeling and product return processes are performed both internally through our own distribution operations and to a lesser extent, by a third party. Our distribution operations are located in a single facility that is susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, theft, terrorist attacks and similar events. In 2003, we experienced a one-day interruption in our distribution operations due to Hurricane Isabel. Any future interruptions in our distribution center operations for a significant period of time could damage our reputation and substantially harm our business and results of operations.

Interruptions or delays in service from third parties could impair our service offerings.

We rely on third parties for both our primary network operations hosting center and our back-up facility. Any disruption of our access to Internet service could result in delays in our ability to receive information or transact business. We also rely on third-party software, suppliers and wireless carriers to process applications for credit approval and to bill our customers. If we are unable to process credit applications in a timely manner or if our billing software fails and we are unable to bill customers on a timely basis, our business will be affected adversely. While we do have backup systems for certain aspects of our operations, our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. From time to time we have experienced interruptions in these or other third-party services and if such a disruption were to occur in the future or their performance were to deteriorate, it could impair the quality of our services. If our arrangement with any of these third parties was terminated or if a third party ceased operations, discontinued business or altered the terms on which it does business with us, we might not be able to find an alternative provider on a timely basis or on reasonable terms, which would adversely affect our operating results.

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

If we are unable to maintain the integration of our services with the wireless carriers’ existing credit and activation systems, we will be unable to process orders in a timely manner and our business may suffer.

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

If we were to discover that our services violated or potentially violated the proprietary rights of others, we might not be able to obtain licenses to continue offering those services without substantial reengineering. Any reengineering effort may not be successful, nor can we be certain that any licenses would be available on commercially reasonable terms. Although we have not been named a party in any litigation concerning the infringement of another party’s rights, a claim of infringement against us, with or without merit, could be time consuming and expensive to litigate or settle, and could divert management’s attention from executing our business plan. An adverse determination against us could prevent us from offering our services. From time to time, we receive notices from others claiming we have infringed upon their intellectual property rights. The number of these claims may increase. Responding to these claims may require us to seek expensive licenses, reengineer our services, engage in expensive and time-consuming litigation or stop selling our services.

If we are unable to attract and retain management and key personnel, we may not be able to implement our business plan.

We believe that the successful implementation of our business plan will depend on our management team, particularly the chairman of our board of directors and our chief executive officer, David A. Steinberg. Losing the services of one or more members of our management team could adversely affect our business and our expansion efforts, and possibly prevent us from further improving our information management, financial and operational systems and controls. As we continue to grow, we may need to hire and retain qualified sales, marketing, administrative, operating and technical personnel with knowledge of the wireless services industry and online marketing, and to train and manage new personnel. We may not be able to identify and hire qualified personnel due to competition for such personnel. The failure to hire and retain these personnel would have an adverse effect on our business.

Our failure to identify and integrate successfully any businesses or technologies that we acquire may increase our costs and reduce our revenue.

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

Vendors in India support our call center activities. Any difficulties experienced with these services could result in additional expense or loss of customers and revenue.

We have outsourcing agreements with vendors in India to provide additional call center support. As a result, we rely on these vendors to provide customer service and interface with our customers. If these vendors are unable to perform satisfactory customer service, we could lose customers and would have to pursue alternative strategies to provide these services, which could result in delays, interruptions, additional expense and loss of customers. A variety of proposed federal and state legislation, if enacted, could restrict or discourage U.S. companies from outsourcing their services to companies outside the U.S. This legislation, if enacted, may impact our ability to use internationally outsourced services to support our call center activities.

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

Our success will depend in part on our ability to attract consumers who have historically purchased wireless services and devices through traditional retail stores. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our products more competitively than we currently anticipate in order to attract additional online consumers and sell wireless services and devices to more customers. Specific factors that could deter consumers from purchasing wireless services and devices from us include:

•	concerns about buying wireless devices without a face-to-face interaction with sales personnel and the ability to physically handle and examine the devices;

•	pricing that does not meet their expectations;

•	concerns about the security of online transactions and the privacy of personal information;

•	delivery time associated with Internet orders;

•	delayed shipments or shipments of incorrect or damaged products;

•	inconvenience associated with returning or exchanging purchased items;

•	inability to maintain good standing with business rating services;

•	failure to provide a positive customer experience for consumers; and

•	possible disruptions, computer viruses or other damage to the Internet servers or to the consumers’ computers.

We may be exposed to risks associated with credit card fraud and identity theft that could cause us to incur unexpected expenditures and loss of revenue.

Under current credit card practices, a merchant is liable for fraudulent credit card transactions when, as is the case with the transactions we process, that merchant does not obtain a cardholder’s signature. Any failure to prevent fraudulent credit card transactions would adversely affect our business and our revenue. We do not currently carry insurance to protect us against this risk. We do not receive any revenue from fraudulently placed orders. We bear the risk of future losses as a result of orders placed with fraudulent credit card data or fraudulent identity information, even though the associated financial institution approved payment of the orders.

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

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any of these initiatives addressed the Supreme Court’s constitutional concerns and resulted in a reversal of its current position, we could be required to collect sales and use taxes in additional states. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all of our online competitors and decrease our future sales.

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

The wireless services industry may experience a decline in new subscriber growth rate.

The wireless services industry has faced an increasing number of challenges, including a slowdown in new subscriber growth. According to The Yankee Group, an independent research firm, the wireless subscriber market in the United States has grown an average of almost 18% per year from 1998 through 2005. The Yankee Group forecasts this growth rate will fall to an average of almost 5% per year through 2009. If the wireless services industry experiences a decline in subscribers, our business may suffer.

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

Radio frequency emissions from wireless devices may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. In addition, there have been recent reports that people have been injured by explosions of refurbished batteries in wireless devices. The actual or perceived risk of radio frequency emissions from wireless devices or the potential for battery explosions or other injuries could adversely affect our business through a decline in sales of wireless services and increased exposure to potential litigation.

Other Risks

Our executive officers and directors hold a substantial portion of our stock and may be able to exercise significant influence over matters requiring stockholder approval, which may limit your ability to influence corporate matters.

Our executive officers and directors control a significant percentage of our common stock. Specifically, as of February 28, 2006 our executive officers and directors as a group controlled approximately 38% of our common stock. As a result, if these officers and directors act together, they will be able to exercise significant control over all matters requiring stockholder approval, including the determination of the composition of the board of directors, and may be able to exercise significant influence on fundamental corporate transactions. These stockholders may have interests that are different from yours. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

The market price of our common stock has been and will likely continue to be subject to fluctuation.

We have a relatively short operating history and a rapidly evolving and unpredictable business model. The trading price of our common stock fluctuates significantly. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices are located in Washington, D.C., where we lease 15,780 square feet of office space under a lease that expires in November 2008. Our technology and operations centers are located in Largo, Maryland, where we lease approximately 51,667 square feet under a lease that expires in September 2009. We have operations in Reston, Virginia, where we lease approximately 32,552 square feet under multiple operating leases that expire between February 2007 and January 2008; and in Great Falls, Virginia, where we lease approximately 4,150 square feet under a lease that expires in August 2007.

ITEM 3. LEGAL PROCEEDINGS

On August 5, 2004, Avesair, Inc., whose assets we acquired, filed suit against us demanding, among other matters, that we issue to Avesair shares of our common stock valued at approximately $4.0 million as of June 30, 2004. The stock demanded by Avesair represents the maximum value of shares that they could have earned for achieving certain performance-based targets under the asset purchase agreement. We believe the performance-based targets were not achieved and intend to vigorously contest this matter. However, any adverse resolution of this matter could have a material adverse impact on our financial results if we are required to issue additional shares and would result in dilution to our stockholders.

On July 25, 2005, the FCC issued a Notice of Apparent Liability, asserting that we registered with the FCC and reported and contributed to the Universal Service Fund (USF) and the Telecommunications Relay Service Fund later than required by FCC rules. The FCC has preliminarily proposed to fine us approximately $820,000 for late payment of such fees. We do not believe that an FCC penalty is appropriate under such circumstances, and in a letter dated August 24, 2005 we responded to the FCC’s preliminary finding and asserted that no fine is appropriate under the circumstances. We have not received any further correspondence on this matter from the FCC since this letter. However, any adverse resolution of this matter could have a material adverse impact on our financial results.

From time to time we are party to other disputes or legal proceedings. We do not believe that any of the pending proceedings are likely to have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on The Nasdaq National Market under the symbol “INPC” since November 16, 2004. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low intraday sales prices for our common stock for the periods indicated as reported by the Nasdaq National Market.

	Stock Price
	High	Low
Year ended December 31, 2004
November 16, 2004 through December 31, 2004	$29.20	$22.18
Year ended December 31, 2005
First Quarter	28.29	19.13
Second Quarter	23.98	12.21
Third Quarter	18.20	12.43
Fourth Quarter	15.84	8.45

As of February 28, 2006, there were approximately 170 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

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

During the quarter ended December 31, 2005, we issued the following shares of our common stock that were not registered under the Securities Act of 1933, pursuant to the exercise of warrants that were issued prior to our initial public offering:

(1)	45,226 shares of our common stock pursuant to the exercise of warrants at an exercise price of $0.03 per share;

(2)	46,388 shares of our common stock pursuant to the exercise of warrants at an exercise price of $2.49 per share, and

(3)	2,176 shares of our common stock pursuant to the exercise of warrants at an exercise price of $11.16 per share.

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

The following table provides information about purchases we made during the quarters ended September 30, 2005 and December 31, 2005, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act. We purchased our common stock pursuant to the stock repurchase plan we announced in August 2005 authorizing the purchase of up to $30.0 million of shares of our common stock. The plan expires in August 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
August 1, 2005 to August 31, 2005	83,929	$15.07	83,929	$28,735,562
September 1, 2005 to September 30, 2005	127,428	14.33	127,428	26,909,811

Third quarter 2005 totals	211,357	14.62	211,357	26,909,811

October 1, 2005 to October 31, 2005	225,876	13.79	225,876	23,795,919
November 1, 2005 to November 30, 2005	373,222	11.24	373,222	19,599,774
December 1, 2005 to December 31, 2005	271,032	9.92	271,032	16,911,773

Fourth quarter 2005 totals	870,130	11.49	870,130	16,911,773

Total for fiscal year 2005	1,081,487	$12.10	1,081,487	$16,911,773

Outside of the stock repurchase program, we acquired 12,262 shares of our common stock during 2005 from certain of our employees in satisfaction of their payroll tax withholding obligations related to restricted stock awards that had lapsed during the period. The average market price per share acquired was $14.66.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth certain of our historical consolidated financial data for the five years ended December 31, 2005. The Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and our consolidated financial statements, related notes thereto and other financial information included in the consolidated financial statements.

In December 2005, we sold the operating assets of our MVNO business. As a result and in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), we have classified these operations as discontinued operations and, accordingly, have segregated the revenue and expenses of the discontinued operation in the selected consolidated statement of operations for all periods presented. Please refer to Note 4 of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2001	2002	2003	2004	2005
Revenue:
Activations and services	$9,065	$46,701	$86,825	$123,265	$233,730
Equipment	4,019	10,604	13,251	31,603	86,809

Total revenue	13,084	57,305	100,076	154,868	320,539
Cost of revenue, exclusive of depreciation and amortization:
Activations and services	3,118	5,609	3,866	1,752	1,221
Equipment	6,966	30,269	45,426	83,075	190,509

Total cost of revenue	10,084	35,878	49,292	84,827	191,730
Operating expenses:
Sales and marketing, exclusive of depreciation and amortization	14,604	17,559	26,398	42,867	93,726
General and administrative, exclusive of depreciation and amortization	5,023	27,363	31,422	34,942	63,131
Depreciation and amortization	487	2,600	5,434	6,444	9,840
Restructuring costs	—	—	—	—	847
Loss on investment	—	—	—	150	228
Impairment of goodwill and intangibles	—	3,315	2,431	—	—

Total operating expenses	20,114	50,837	65,685	84,403	167,772

Operating loss	(17,114)	(29,410)	(14,901)	(14,362)	(38,963)
Other income (expense):
Interest income	155	289	287	757	2,167
Interest expense	(300)	(737)	(1,252)	(980)	(970)

Total other income (expense)	(145)	(448)	(965)	(223)	1,197

Loss from continuing operations	(17,259)	(29,858)	(15,866)	(14,585)	(37,766)

Discontinued operations:
Income (loss) from discontinued operations	—	849	(4,356)	4,346	(1,784)
Gain on sale	—	—	—	—	1,355

Total income (loss) from discontinued operations	—	849	(4,356)	4,346	(429)

Net loss	(17,259)	(29,009)	(20,222)	(10,239)	(38,195)
Preferred stock dividends and accretion	(2,049)	(8,048)	(7,309)	(22,049)	—

Net loss attributable to common stockholders	$(19,308)	$(37,057)	$(27,531)	$(32,288)	$(38,195)

Basic and diluted net loss per share:
Net loss from continuing operations	$(2.42)	$(3.64)	$(2.07)	$(2.60)	$(1.10)
Net gain (loss) from discontinued operations	—	0.08	(0.39)	0.31	(0.01)

Basic and diluted net loss per share	$(2.42)	$(3.56)	$(2.46)	$(2.29)	$(1.11)

Basic and diluted weighted average shares outstanding	7,969,070	10,406,584	11,204,791	14,074,505	34,417,954

	As of December 31,
	2001	2002	2003	2004	2005
Consolidated Balance Sheet Data
Cash and cash equivalents	$13,936	$12,626	$29,048	$100,986	$70,783
Working capital (deficit) (1)	872	(14,751)	(2,425)	93,284	55,954
Total assets	28,921	40,320	63,540	163,789	194,110
Long-term obligations, less current portion	2,213	6,276	2,804	261	15,474
Redeemable preferred stock	25,498	36,297	67,794	—	—
Non-redeemable preferred stock	1,188	3,325	5,209	—	—
Total stockholders’ (deficit) equity	(21,349)	(40,006)	(55,431)	112,102	99,850

(1)	Working capital (deficit) consists of total currents assets, including cash and equivalents, less current liabilities

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K, as well as our other filings with the Securities and Exchange Commission.

Overview

We are a leading online seller of wireless services and devices based on the number of activations of wireless services sold online in the U.S. Through our wireless activation and services (“WAS”) segment, we sell services plans, devices and accessories, and satellite television services through our own branded websites; including Wirefly.com, A1 Wireless.com, and VMCsatellite.com. We offer marketers the ability to sell mobile virtual network operator (“MVNO”) services to their customers under their own brands using our e-commerce platform and operational infrastructure. Under mobile virtual network enabler (“MVNE”) agreements, we give marketers the ability to sell wireless voice and data services that utilizes the same e-commerce platform, operational infrastructure and marketing relationships that we developed for our WAS segment. Until the sale of Liberty Wireless in December 2005 we marketed and sold to consumers our own branded wireless airtime minutes.

Additionally, we sell a variety of wireless data services. We have developed a proprietary e-commerce platform that integrates merchandising, procurement, customer care and billing into a single system for the online sale of wireless services and devices.

We measure our performance based on our financial results and various non-financial measures. Key financial factors that we focus on in evaluating our performance include revenue growth within a period, contribution margin (defined as revenue less cost of revenue and sales and marketing expenses), and operating income (defined as contribution margin less other operating expenses including general and administrative and depreciation and amortization expenses). Our financial results can, and do, vary significantly from quarter-to-quarter as a result of a number of factors which include economic conditions specific to online commerce and wireless communications industries, the timing of introduction of popular devices by mobile phone manufacturer, our ability to attract visitors to our websites, changes in wireless carrier commission and bonus structures, the timing of recognition of bonuses paid to us by wireless carriers and our competitors’ pricing and marketing strategies.

Our revenue includes commissions, bonuses and other payments we receive from wireless carriers, including a satellite television provider, in connection with the activation of customers on their networks, and from payments from customers for wireless services and devices. Our revenues and expenses continue to increase as a result of internal growth and acquisitions. As further described below, total revenue and loss from continuing operations were $320.5 million and $37.8 million, respectively, for the year ended December 31, 2005, compared to total revenue and loss from continuing operations of $154.9 million and $14.6 million, respectively, for the year ended December 31, 2004. Revenue from our top four wireless carriers represented 76% and 81% of our total revenue for 2005 and 2004, respectively.

In 2006, we expect the structure by which we earn commissions from three of the six largest wireless carriers will include an element of residual-based compensation. These carriers will commission activations based on a structure where we will receive a lower up-front commission, in exchange for a recurring monthly residual commission. The monthly residual commission will be based on a percentage of the monthly recurring charges for authorized rate plans, authorized features and additional local airtime charges the carrier bills to the customer or a flat fixed fee per subscriber, depending on the carrier. We expect under these arrangements to receive this monthly residual for as long as the activated subscriber remains a customer of that carrier under the services contract we sell to them or a specified period of time, depending on the carrier. Accordingly, we expect that the amount of activations revenue recognized when a subscriber activates service will decrease, but that the decrease will be partially offset by the recurring monthly residual commission as explained above. In addition, based on a residual commission structure, the amount of total revenue we recognize on a subscriber activation over the life of the residual relationship, may exceed the amount of revenue that would otherwise have been realized based on the full up-front commission.

A major determinant of our revenue is the extent and success of our marketing efforts and expenditures. Our marketing efforts are conducted mainly through Internet search engines which display links to our web sites based on search results and through third-party incentive-based on-line marketing initiatives, including the use of websites that we create and manage under our marketers’ brands. We also use online advertising, search engines and third-party marketing partners based on orders and activations including MSN, Google, Yahoo and AOL. We incurred total marketing and other advertising costs of approximately $76.4 million and $36.2 million in 2005 and 2004, respectively. On-line marketing initiatives are a very important aspect of our business strategy because the underlying promotions will attract consumers to our websites or our partners’ websites. In the fourth quarter of 2005, we had to incur significantly higher and more sustained advertising and promotional expenses to generate activation revenue.

Key non-financial measures of our success are customer feedback and customer satisfaction ratings compiled by third parties. We believe that maintaining high overall customer satisfaction is critical to our ongoing efforts to promote the use of our own branded websites, as well as the private-labeled websites that we create and manage for our marketers, and to improve our operating results. We actively solicit customer feedback on our website functionality, the entire purchase experience, and the performance of our operational service representatives. If we are unable to meet customer expectations with respect to price or to customer care or do not successfully expand our product lines or otherwise fail to maintain high overall customer satisfaction, our business and results of operations would be harmed.

Since we began operations in 1999, we have incurred significant losses and had negative cash flow from operations. As of December 31, 2005, we had an accumulated deficit of $164.7 million and a total stockholders’ equity of $99.9 million. In order to achieve profitability in the future, we are depending upon our ability to continue to increase our revenue at levels that exceed the costs of that revenue plus operating expenses.

In 2005, we grew our wireless activations business, expanded our services and broadened our customer base primarily through internal growth and two business asset acquisitions. We may continue to be opportunistic in our acquisition of strategic assets as we seek to build our business. In evaluating potential acquisitions, we must assess our expectations regarding the impact of a transaction on our revenues and net income, among many other factors. We cannot assure that any acquisitions that we may complete in the future will have a positive impact on our revenues, net cash provided by operating activities, the valuation of our common stock or our efforts to attain and maintain profitability.

In 2006, we expect to concentrate our resources on our WAS segment and the growth of our MVNE segment. Three of our key goals include (i) improving the customer experience platform that we utilize for order processing, customer service and rebate handling to automate additional processes and make more efficient use of system and internal work force and outsourced call center resources; (ii) further balancing spending on marketing initiatives with customer activation and revenue generation characteristics; and (iii) reducing certain general and administrative operating expenses.

Acquisitions and Divestitures

In 2005, we acquired certain assets of A1 Wireless USA, Inc. (“A1 Wireless”) and VMC Satellite, Inc. (“VMC”) and integrated these strategic acquisitions into our WAS segment. In addition, we divested the operating assets of our Liberty Wireless business unit in December 2005 which had been part of our MVNO Segment.

A1 Wireless USA, Inc.

On January 4, 2005, we acquired certain assets and assumed certain obligations of A1 Wireless in a transaction accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). Similar to WAS’ operations, A1 Wireless activated and sold wireless services and devices to consumers through their own branded websites, branded partner websites that it created and managed, and through online search advertising campaigns. This acquisition enhanced the distribution channels within WAS segment and the acquired assets were fully integrated into our operating structure during 2005. The results of A1 Wireless’ operations have been included in our financial statements effective January 1, 2005, and are reported in the WAS segment.

To acquire the A1 Wireless assets, we paid an aggregate purchase price of $24.6 million, including acquisition costs and assumed liabilities. Purchase consideration consisted of amounts payable in cash of $16.8 million (including $10.7 million of funds placed in escrow in December 2004 and excluding assumed liabilities) and 236,526 shares of our common stock having a value of $4.9 million.

VMC Satellite, Inc

On April 26, 2005 we acquired certain assets of VMC in a transaction accounted for using the purchase method of accounting in accordance with SFAS No. 141. VMC is a marketer of digital broadcast satellite services. Through this acquisition we have expanded our activation services offerings into satellite television subscriptions, creating additional revenue opportunities from consumers that visit our portfolio of websites and marketing partner websites each month. The results of VMC’s operations are included in our financial statements effective April 26, 2005, and are reported in the WAS segment.

The aggregate consideration for the acquired assets was approximately $11.0 million, including acquisition costs. Purchase consideration consisted of $4.7 million in cash plus 257,215 shares of our common stock issued in 2005 and additional shares having a fair value of $3.0 million that will be issued in 2006. We have recorded the second tranche of stock consideration in accrued liabilities as of December 31, 2005 and will reclassify the amount to additional paid-in capital when distribution is made.

In addition to the aggregate consideration above, we have agreed to pay up to an aggregate of $5.1 million in cash plus up to 334,288 shares of our common stock if VMC attains certain EBITDA (defined as net income (loss) before interest, taxes, depreciation and amortization expenses) benchmarks between April 26, 2005 and April 30, 2007.

Liberty Wireless Divestiture—Discontinued Operation

On December 31, 2005 we completed the sale of substantially all of the operating assets of our MVNO, Liberty Wireless, (“Liberty”) to Teleplus Wireless, Corp. (“Teleplus”) a subsidiary of Teleplus Enterprises, Inc. With the divestiture, we no longer operate as an MNVO nor do we market and sell to consumers our own branded wireless services based on wireless airtime minutes that we purchased wholesale from Sprint. The Liberty sale will enable us to streamline and focus our resources on the WAS segment and growth of the MVNE segment. We have reported the operations of the Liberty business as a discontinued operation in our financial statements for all periods presented pursuant to SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Segment Overview

We manage our business through three reportable segments: WAS, MVNE Services and Data Services. Our WAS segment has two business units, Wireless Activation and Satellite Television. These business units sell and activate wireless services and devices of wireless carriers and a satellite television carrier through private-labeled websites that we create and manage for marketers as well as through our own branded websites. The wireless carriers pay us commissions and bonuses for activating these wireless services. MVNE Services provides marketers the ability to sell MVNO services to their customers under their own brands using our e-commerce platform and operational infrastructure. Data Services provides subscribers with real-time wireless access to work and personal information, including email, calendar, corporate directories, personal contacts and documents in addition to wireless entertainment and content.

Management evaluates revenues and cost of revenues for the three reporting segments. A significant portion of our operating expenses is shared between these segments, and, therefore, management analyzes operating results for the three segments on a combined basis. We report segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 designates the internal information used by management for allocating resources and assessing performance as the source of our reportable segments and requires disclosure about products and services, geographical areas and major customers. All inter-segment transactions are eliminated in consolidation.

Under generally accepted accounting principles in the U. S. the required presentation of our financial results is different from our reportable segments in certain respects. Our activations and services revenues and our cost of activations and services revenues include revenues and costs from each of our three segments. Our equipment revenue and cost of equipment revenue includes equipment sold in connection with our WAS and our MVNE Services segments. The following is a discussion of our results of operations by reportable segment. A comparative discussion of our results of operations by line item of our statement of operations follows the segment discussion.

Our segment disclosures no longer report the operating results of our former MVNO operations which are reflected as discontinued operations.

Comparison of Years Ended December 31, 2005 and December 31, 2004 By Reportable Segment

The following is a summary of our results of operations for our reportable segments for the year ended December 31, 2005 compared to December 31, 2004:

	Year Ended December 31,		Change Between 2004 and 2005
	2004	2005
(amounts in thousands)	Amount	Amount	Amount	%
Revenue:
Wireless Activation and Services (a)	$147,527	$312,504	$164,977	112%
MVNE Services (b)	—	3,399	3,399	—
Data Services	7,341	4,636	(2,705)	(37)%

Total revenue	$154,868	$320,539	$165,671	107%

Cost of revenue, exclusive of depreciation and amortization:
Wireless Activation and Services (a)	$83,062	$190,507	$107,445	129%
MVNE Services (b)	—	473	473	—
Data Services	1,765	750	(1,015)	(58)%

Total cost of revenue	$84,827	$191,730	$106,903	126%

(a)	WAS segment includes financial results of the Wireless Activation and Satellite Television business units. In 2005, operations include the results of A1 Wireless and VMC beginning January 1, and April 26, respectively

(b)	Operations commenced in late 2004, no revenue/cost of revenue were generated by unit until 2005.

Wireless Activation and Services segment

WAS revenue comprised 98% of consolidated revenue for 2005 and 95% of our consolidated revenue for 2004. WAS revenue increased 112% to $312.5 million for 2005 from $147.5 million for 2004. Revenue from our top four wireless carriers represented 76% and 81% of our total revenue for 2005 and 2004, respectively. The increase in total revenue was primarily due to the increase in the number of activations we generated through existing marketing partners and increased advertising efforts. Gross carrier commissions for current period activations subject to charge-backs increased 85% to $270.6 million for 2005 from $146.5 million for 2004. Our revenue from equipment sales increased due to an increased number of customers and higher average sales price per device. WAS revenue may vary from period to period based on our promotional efforts, which includes subsidizing the costs of the devices purchased by consumers.

WAS cost of revenue increased 129% to $190.5 million for 2005 from $83.1 million for 2004. The increase was attributable to the increase in the volume of activations and an increase in the average cost of the equipment sold. As a percentage of WAS revenue, cost of revenue increased to 61% of revenue for 2005 from 56% for 2004.

MVNE Services segment

We launched the MVNE Services business segment in late 2004. No revenue was generated or cost of revenue incurred by the segment until 2005.

Data Services segment

Data Services revenue decreased 37% to $4.6 million for 2005 from $7.3 million for 2004 due to a decrease in the number of subscribers to our data services. We expect that revenue from this segment will continue to decrease in 2006. Data Services cost of revenue decreased 58% to $0.8 million for 2005 from $1.8 million for 2004 due to fewer subscribers receiving services in 2005.

Comparison of Years Ended December 31, 2004 and December 31, 2003 by Reportable Segment

The following is a summary of our results of operations for our reportable segments for the year ended December 31, 2004 compared to December 31, 2003:

	Year Ended December 31,		Change Between 2003 and 2004
	2003	2004
(amounts in thousands)	Amount	Amount	Amount	%
Revenue:
Wireless Activation and Services	$91,168	$147,527	$56,359	62%
Data Services	8,908	7,341	(1,567)	(18)%

Total revenue	100,076	154,868	54,792	55%

Cost of revenue, exclusive of depreciation and amortization:
Wireless Activation and Services	$45,360	$83,062	$37,702	83%
Data Services	3,932	1,765	(2,167)	(55)%

Total cost of revenue	$49,292	$84,827	$35,535	72%

Wireless Activation and Services segment

WAS revenue comprised 95% of consolidated revenue for 2004 and 91% of our consolidated revenue for 2003. WAS revenue increased 62% to $147.5 million for 2004 from $91.2 million for 2003. The increase was primarily attributable to an increase in the number of activations. Gross carrier commissions for current period activations subject to charge-backs increased 50% to $146.5 million for 2004 from $97.7 million for 2003. Our revenue from equipment sales increased due to an increased number of customers and higher average sales price per device. Equipment sales revenue may vary from period to period based on our promotional efforts, which include subsidizing the costs of devices purchased by our customers. Beginning in 2003, we obtained the historical evidence to estimate accurately future deactivations in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statement (“SAB 101”) and recorded approximately $13.6 million in cumulative revenue previously deferred and provided a reserve for future deactivations based on historical experience.

WAS cost of revenue increased 83% to $83.1 million for 2004 from $45.4 million for 2003. The increase was attributable to the increase in the volume of activations and an increase in the average cost of the equipment sold. As a percentage of WAS revenue, cost of revenue increased to 56% of revenue in 2004 from 50% for 2003 due to the recognition of the $13.6 million for cumulative revenue previously deferred, in accordance with SAB 101.

Data Services segment

Data Services revenue decreased 18% to $7.3 million for 2004 from $8.9 million for 2003 due to a decrease in the number of subscribers to our data services. Data Services cost of revenue decreased 55% to $1.8 million for 2004 from $3.9 million for 2003 due to fewer subscribers receiving services in 2004.

Comparison of the Results of Operations for the Years Ended December 31, 2005 and 2004 by Statements of Operations Line Items

	Year Ended December 31,				Change Between 2004 and 2005
	2004		2005
(amounts in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue
Activations and services	$123,265	80%	$233,730	73%	$110,465	90%
Equipment	31,603	20%	86,809	27%	55,206	175%

Total Revenue	$154,868	100%	$320,539	100%	$165,671	107%

Cost of revenue
Activations and services	$1,752	1%	$1,221	0%	$(531)	(30)%
Equipment	83,075	54%	190,509	59%	107,434	129%

Total Cost of revenue	$84,827	55%	$191,730	60%	$106,903	126%

Selected operating expenses:
Sales and marketing	$42,867	28%	$93,726	29%	$50,859	119%
General and administrative	34,942	23%	63,131	20%	28,189	81%
Depreciation and amortization	6,444	4%	9,840	3%	3,396	53%

REVENUE AND COST OF REVENUE

Revenue

Total revenue increased 107% to $320.5 million for 2005 from $154.9 million for 2004. Approximately $165.0 million of the increase was attributable to increases in business volume, as a result of increased activations in our WAS segment which was primarily grown through existing marketing partners and increased advertising efforts. The remaining net increase was the result of revenue reductions in our Data Services segment of $2.7 million offset by revenue generated in our MVNE Services segment of $3.4 million.

Activations and Services

Our activations and services revenue increased 90% to $233.7 million for 2005 from $123.3 million for 2004. The increase in activations and services revenue of $110.5 million was attributable to a $109.7 million increase in revenue from our WAS segment, which was primarily grown through existing marketing partners and increased advertising efforts; $3.4 million of revenue from the provisioning of MVNE Services offset by a $2.7 million decrease in revenue from our Data Services segment.

Equipment

Our revenue from sales of equipment increased 175% to $86.8 million for 2005 from $31.6 million for 2004. The increase in equipment revenue of $55.2 million was primarily attributable to an increase in revenue from equipment sales in connection with our WAS segment due to an increase in the volume of activations.

Cost of Revenue

Total cost of revenue increased 126% to $191.7 million for 2005 from $84.8 million for 2004. The increase in cost of revenue was attributable to a $107.4 million increase in cost of revenue in our WAS segment due to increase in the number of devices sold and the average device cost, partially offset by a $0.5 million decrease in cost of activations and services revenue.

OPERATING EXPENSES

Sales and Marketing. Our sales and marketing expenses increased 119% to $93.7 million for 2005 from $42.9 million for 2004. This increase was comprised mainly of the following: $42.6 million from growth of existing marketing relationships and adding new marketing partner relationships during 2005; $4.6 million from increased payroll related costs and benefits associated with a greater number of sales related positions in 2005 to support the WAS and MVNE Services segments. Sales and marketing expenses also included stock-based compensation expense of $2.2 million for 2005. We expect sales and marketing expenses to continue to increase in 2006.

Our marketing expenses largely comprise payments to on-line advertisers, search engines and third-party marketing partners based on orders or activations. We incurred approximately $16.7 million of the increase in these third-party marketing expenses in the fourth quarter of 2005. Such expenses were higher in our fourth quarter as wireless activation competition increased, the cost of advertising increased in both rate and volume, which caused our customer acquisition costs to increase from prior quarters in 2005. In addition, advertising placement and search costs also increased from comparable prior periods during the fourth quarter. We expect that marketing expenses will continue to represent a significant percentage of our revenue in future periods.

General and Administrative. Our general and administrative expenses increased 81% to $63.1 million for 2005 from $34.9 million for 2004. The expense increase of $28.2 million mainly comprised of the following: $10.5 million related to stock-based compensation expense primarily related to the modification of stock-based awards to certain employees; $4.2 million was the result of professional fees incurred related to our initial compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002; $3.9 million related to increased payroll related expenses from a larger workforce; $3.3 million from increased credit card processing fees and other costs associated with a higher volume of orders processed in 2005; $1.8 million related to increased facilities costs and telecommunication related expenses and $4.5 million related to other expenses. Stock-based compensation expense included in general and administrative expenses for 2005 was $15.6 million. Of the expense approximately $7.8 million related to stock-based compensation expense associated with the accelerated vesting of options and stock awards for certain employees that were terminated during 2005. We expect general and administrative expenses to remain relatively flat or decrease, relative to revenue, in 2006.

Depreciation and Amortization. Our depreciation and amortization expenses increased 53% to $9.8 million for 2005 from $6.4 million for 2004, which are amortized over a period ranging from 18 to 24-months. The increase was due to the costs associated with developing new functionality related to our websites and product offerings, increased amortization related to intangible assets acquired during 2005 and partially offset by a $0.9 million adjustment to revise cumulative depreciation on various assets acquired over the past three years.

Restructuring Costs. In 2005, and subsequent to the acquisition of A1 Wireless, we entered into a restructuring plan to take advantage of synergies gained through the acquisition of A1 Wireless and to restructure other operating segments for efficiency purposes. We recognized $847,000 in restructuring costs for 2005, which primarily related to workforce reduction. All such costs were incurred in 2005.

Loss from continuing operations. Loss from continuing operations increased to $37.8 million for 2005 from $14.6 million for 2004. The increase in the loss was the result of increases in our cost of revenue and operating expenses as a percentage of revenue. Although we experienced a significant growth in revenue for 2005, cost of revenue and operating expenses both increased as described above in order to support the revenue growth we experienced.

Net Loss. Net loss increased to $38.2 million for 2005 from $10.2 million for 2004.

Comparison of the Results of Operations for the Years Ended December 31, 2004 and 2003 by Statements of Operations Line Items

	Year Ended December 31,				Change Between 2003 and 2004
	2003		2004
(amounts in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue
Activations and services	$86,825	87%	$123,265	80%	$36,440	42%
Equipment	13,251	13%	31,603	20%	18,352	138%

Total revenue	100,076	100%	154,868	100%	54,792	55%

Cost of revenue
Activations and services	$3,866	4%	$1,752	1%	$(2,114)	(55)%
Equipment	45,426	45%	83,075	54%	37,649	83%

Total cost of revenue	49,292	49%	84,827	55%	35,535	72%

Selected operating expenses:
Sales and marketing	26,398	26%	42,867	28%	16,469	62%
General and administrative	31,422	31%	34,942	23%	3,520	11%
Depreciation and amortization	5,434	5%	6,444	4%	1,010	19%

REVENUE AND COST OF REVENUE

Revenue:

Total revenue increased 55% to $154.9 million for 2004 from $100.1 million for 2003. The majority of the increase was attributable to increases in business volume, as a result of increased activations in the WAS segment partially offset by a reduction in subscribers in our Data Services segment.

Activations and Services

Activations and services revenue increased 42% to $123.3 million for 2004 from $86.8 million for 2003. The increase in revenue of $36.4 million was attributable to a $37.9 million increase in revenue from the WAS segment, offset by a $1.5 million decrease in revenue from the Data Services segment.

Equipment

Our revenue from sales of equipment increased 138% to $31.6 million for 2004 from $13.3 million for 2003. The increase was attributable to an $18.4 million increase in equipment sales in the WAS segment offset by a $60,000 decrease in revenue from equipment sales in the Data Services segment.

Cost of Revenue:

Total cost of revenue increased 72% to $84.8 million for 2004 from $49.3 million for 2003. The $35.5 million increase was attributable to a $37.6 million increase in cost of equipment revenue offset by a $2.1 million decrease in cost of activation and services revenue in the Data Services Segment.

Equipment

Our cost of revenue from equipment sales increased 83% to $83.1 million for 2004 from $45.4 million for 2003. The increase was attributable to a $37.6 million increase in cost of revenue from equipment sales in the WAS segment offset by a $54,000 decrease in the cost of revenue in the Data Services segment. As a percentage of equipment revenue, cost of revenue from equipment sales decreased from 343% for 2003 to 263% for 2004 due to the sale of more advanced devices that we were able to sell for higher prices with lower subsidies.

OPERATING EXPENSES

Sales and Marketing. Our sales and marketing expenses increased 62% to $42.9 million for 2004 from $26.4 million for 2003. The increase reflected a change in marketing mix from email marketing to higher-cost Internet advertising as well as increased volume.

General and Administrative. Our general and administrative expenses increased 11% to $34.9 million for 2004 from $31.4 million for 2003. General and administrative expenses increased as a result of increased staffing to support our growth, offset in part by the effects of automation of customer care services and outsourcing of call center operations.

Depreciation and Amortization. Our depreciation and amortization expenses increased 19% to $6.4 million for 2004 from $5.4 million for 2003. The increase resulted from the costs associated with developing new functionality, the launching of our Wirefly.com website, the development of our unified communications platform and acquisition-related amortization of intangibles.

Impairment of Goodwill and Intangibles. We had no impairment of goodwill and intangibles expenses for 2004. For 2003, we had $2.4 million in expense related to the write-off of intangible assets acquired in connection with our acquisition of GadgetSpace, Inc.

Loss on Investment. Our loss on investment was $150,000 for 2004. We had no loss on investment for 2003. This expense was due to the decline in market value of a publicly-traded company in which we held warrants.

Loss from continuing operations. Loss from continuing operations decreased 8.1% to $14.6 million for 2004 from $15.9 million for 2003. The decrease in the loss was the result of improvement in our operating expense trends as a percentage of revenue partially offset by an increase in the cost of revenue as a percentage of revenue.

Net Loss. Net loss decreased 49% to $10.2 million for 2004 from $20.2 million for 2003.

Liquidity and Capital Resources

Overview

Since inception, we have funded our operations principally through the sale of equity securities and to a lesser extent, subordinated debt, credit facilities, capital leases and lines of credit. The significant components of our working capital are inventory and liquid assets such as cash and trade accounts receivable, reduced by accounts payable, accrued expenses and deferred revenue.

Based on current and anticipated levels of operations, we anticipate that available cash balances of $70.8 million at December 31, 2005 along with borrowings available under our line of credit and trade credit available from the wireless carriers and handset manufacturers will be sufficient to fund net cash used in operating activities, planned capital expenditures and anticipated repurchases of our common stock for at least the next twelve month period. We had $15.0 million outstanding under our line of credit at December 31, 2005. We have not been in compliance with certain of our covenants under our line of credit for each of the quarters ended June 30, 2005 September 30, 2005 and December 31, 2005. Although we received waivers from our lender of our non-compliance with each of these covenants, there is no assurance that we will be in compliance with our covenants in the future, and if not in compliance, that we will receive a waiver.

Our future capital and operating requirements, however, may change and will depend on many factors, including the level of our revenues, the expansion of our sales and marketing activities, the cost of our fulfillment operations, potential investments in businesses or technologies and continued market acceptance of our products. Additionally, poor financial results, unanticipated expenses, acquisitions of technologies or businesses or strategic investments could give rise to additional financing requirements sooner than we expect. In the event that cash on hand and available borrowings are not sufficient to fund working capital requirements that are not satisfied through net cash provided by operating activities or future cash requirements, we could be required, or could elect, to seek additional funding through a public or private equity or debt financing in the future, and this financing may not be available on terms acceptable to us, or at all.

Cash Flows

	For the Year Ended December 31,
	2003	2004	2005
	(amounts in thousands)
Net cash used in operating activities	($7,419)	($6,590)	($20,077)
Net cash used in investing activities	(2,442)	(15,466)	(23,141)
Net cash provided by financing activities	26,283	93,994	13,015

Net cash used in company activities	$16,422	$71,938	($30,203)

Net cash used in operating activities was $20.1 million, $6.6 million and $7.4 million in 2005, 2004 and 2003, respectively. Net cash used in operating activities in 2005 was primarily attributable to significant increases in accounts receivable and inventory due to increased sales and expected sales volumes. The majority of the accounts receivable balance relates to amounts due from wireless carriers.

Net cash used in investing activities was $23.1 million, $15.5 million and $2.4 million in 2005, 2004 and 2003, respectively. Net cash used in investing activities in 2005 consisted mainly of $11.8 million of capital expenditures; $8.8 million paid for acquisitions and $2.7 million related to intangible assets purchased. Capital expenditures for 2005 consisted of $8.5 million of capitalized software labor and web development costs incurred primarily associated with enhancing our e-commerce infrastructure, $2.1 million of computer and other equipment, and $1.2 million of other furniture, equipment and leasehold improvements. Cash paid in 2005 for asset acquisitions included $4.1 million and $4.7 million related to the purchases of A1 Wireless and VMC, respectively, and $2.6 million related to purchased intangible assets of FONcentral.com, Inc. In 2006, planned capital expenditures are expected to approximate 2005 levels.

Net cash provided by financing activities was $13.0 million, $94.0 million and $26.3 million in 2005, 2004 and 2003, respectively. Cash provided by financing activities in 2005 consisted mainly of borrowings under our credit facility of $15.0 million; proceeds from the exercise of warrants and options of $11.7 million partially offset by cash payments used to repurchase 1,081,987 shares of our common stock for $13.1 million.

Borrowings Under Line of Credit. As of December 31, 2005, we maintained a revolving operating line of credit with Comerica Bank which allowed for aggregate borrowing of up to $25.0 million subject to certain limits based on accounts receivable and inventory levels. During 2005, we borrowed an aggregate principal amount of $15.0 million under the facility. This facility is secured by a first priority lien on substantially all of our assets. Interest on advances under the revolving line of credit is payable monthly at a rate of LIBOR plus 2.0%.

Common Stock Repurchase Program. Our Board of Directors has authorized us to repurchase shares of our common stock up to an aggregate amount of $30.0 million. During 2005, we repurchased an aggregate of 1,081,487 shares of our common stock for approximately $13.1 million. Between January 1, and February 28, 2006, we repurchased an additional 62,761 shares of common stock at an average price of $8.01 per share for $502,791. There can be no assurance that we will repurchase up to the full amount that we have been authorized by our board of Directors over this time period.

Contractual Obligations

The following table summarizes our contractual obligations, including interest on capital leases, and the expected effect on liquidity and cash flows as of December 31, 2005.

	Total	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years
	(amounts in thousands)
Line of credit	$15,000	$—	$15,000	$—	$—
Capital leases	851	377	474	—	—
Operating leases	4,939	1,897	3,042	—	—
Obligations under VMC APA*	3,000	3,000	—	—	—

	$23,790	$5,274	$18,516	$—	$—

(a)—Under the VMC asset purchase agreement, as amended, we are required to issue VMC shares of our common stock or cash with a fair value of $3.0 million on the distribution date of the second tranche of stock consideration. This is recorded as an accrued liability as of December 31, 2005, In addition, we may be obligated to pay shareholders of VMC an additional $5.1 million in cash and up to 334,288 shares of our common stock if VMC attains certain future operating targets. Such potential obligation has not been included in the table above.

Inflation

We believe that inflation has not affected our operations materially.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No.123(R)”), which is a revision of SFAS No. 123. Generally, the approach of SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.

We will adopt SFAS No. 123(R) effective January 1, 2006, using the modified prospective application method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption, shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the fair value at the date of grant of those awards as calculated for pro forma disclosures under the original SFAS No. 123.

We expect that the adoption of SFAS No. 123(R) will impact our financial results in the future, as it is expected to reduce the net income we generate or increase the amount of net losses we incur. As of December 31, 2005, we have unamortized stock-based compensation expense of $33.9 million, of which $12.7 million is expected to be expensed in 2006 with the remaining $21.2 million to be amortized over the remaining vesting periods through 2009, for both stock options and restricted stock awards. Of this anticipated 2006 expense however, our operating results would have recognized stock-based compensation expense of approximately $8.8 million for such unvested stock awards following the APB No. 25 methodology in place prior to the adoption of SFAS No. 123R. As such, we expect the “incremental” impact from the adoption of SFAS No. 123(R) to increase estimated stock-based compensation expenses for 2006 by approximately $3.9 million.

The anticipated 2006 expense amount referred to above does not reflect the expense associated with equity awards that are expected to be granted to employees in 2006 and, while we expect to continue granting equity based awards to our employees, management and our board of directors have not finalized its plans for granting equity based awards for 2006. Accordingly, the overall effect of adopting this new standard on the financial results has not yet been quantified. The pro forma effects on net loss and loss per share attributable to common stockholders if we had applied the fair value recognition provisions of the original SFAS No. 123 on stock compensation awards are included in Note 2(n) to our consolidated financial statements and disclosed in Item 8 of Part II “Financial Statements and Supplementary Data.” Although such pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123(R), the provisions of these two statements differ in many respects. The actual effects of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model we choose to value stock-based awards; the assumed award forfeiture rate; and the accounting policies adopted concerning our method of recognizing the fair value of awards over the requisite service period.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs an Amendment to ARB No. 43, Chapter 4 (“SFAS No. 151”), amends chapter 4 “Inventory Pricing” of ARB No. 43 and paragraph A3 of SFAS No. 144 Accounting for the Impairment or Disposal of Long Lived Assets. Previously, ARB No. 43 did not define the term so abnormal which could lead to unnecessary incomparable financial reporting. SFAS No. 151 clarifies that abnormal costs related to idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as period costs. SFAS No. 151 is effective for fiscal year beginning after June 15, 2005. We do not believe our adoption of SFAS No. 151 will have a material effect on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the changes. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our financial position, cash flows or results of operations.

Application of Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about our revenues, cost of revenues and the carrying values of assets and liabilities that are not readily apparent from other sources. Because this can vary in each situation, actual results may differ from the estimates under different assumptions and conditions. The following is a summary of these critical estimates.

Revenue Recognition

Wireless Activation and Services – Wireless activation and services revenue comprised approximately 98% and 95% of our consolidated total revenue for 2005 and 2004, respectively. In our WAS segment, we generate revenue from wireless carriers, including a satellite television carrier, who pay commissions and volume and performance-based bonuses, for activating wireless services on their networks. We may also charge for devices, shipping and handling.

We recognize commissions from wireless carriers upon shipment of activated devices to the customer. Within our Satellite Television business unit, we purchase satellite activation certificates evidencing activation rights in advance of their resale to customers. Revenue from Satellite Television customers includes sales of satellite activation certificates, net of the certificate cost, since we are acting as an agent in the transaction.

Our revenue is reduced for estimated deactivations of the wireless services by customers prior to the expiration of a time period that ranges 120 to 210 days from the date of activation, depending on the wireless carrier. We estimate deactivations based on historical experience, which we have developed based on our experience with carriers, customer behavior and sources of customers, among other factors, allowing us to accrue estimates with what we believe is a high degree of certainty. Our estimated deactivation rates for the year ended December 31, 2005 and 2004 were 22.2% and 29.2% of gross carrier commission revenue for the respective periods. Any increase or decrease in the deactivation amount will cause a corresponding dollar-for-dollar increase or decrease in revenue. As an example, the impact of a 1% change in the deactivation rate applied to the quarter ended December 31, 2005 would have an increase or decrease in revenue and the corresponding reserve of $0.8 million. Any decrease in revenue resulting in an increase in deactivations would also be offset, in part, by returns of wireless devices. The Company’s reserves for deactivations are included in accounts receivable and deferred revenue on our balance sheet. If we determine that we cannot accurately predict future deactivation experience, we may be required to defer 100% of our carrier commission revenue until the expiration of the appropriate chargeback period. New channels for which we have insufficient historical data to adequately estimate deactivation experience, revenue will be deferred through the expiration period for a period of 24 months, until such time that we can accurately estimate the deactivation experience for the new channel.

As of the most recent quarter ended December 31, 2005, our handset return rate was 9.7% of handset revenue. We have recorded handset return rates of 10.4%, 11.2% and 15.2% for the years ended December 31, 2005, 2004 and 2003, respectively. Any increase or decrease in the actual handset return experience will cause a corresponding dollar-for-dollar decrease or increase in revenue. The impact of a 1% change in the handset returns rate applied to the quarter ended December 31, 2005 would have resulted in an increase or decrease in revenue of approximately $0.2 million.

In addition to receiving commissions for each wireless subscriber activated, we earn performance bonuses from the wireless carriers based on negotiated performance targets. The most significant bonus we earn is the quarterly volume bonus, which we bill wireless carriers for on a monthly basis, based on current month activations. We record these bonuses as deferred revenue at the time of billing until we achieve the quarterly targets. We earn other quarterly bonuses from certain carriers for maintaining low customer churn and signing up wireless customers for certain additional monthly “features” such as device protection or data service. Wireless carriers also periodically offer bonuses for achieving monthly volume and other performance targets and formerly used to provide bonus compensation under annual volume based plans. We recognize these monthly bonuses as earned in accordance with the provisions of SAB No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”). Revenue is recognized only when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. Amounts collected in cash prior to meeting the above criteria are recorded as deferred revenue. For 2003 and 2004, we deferred 100% of the revenue related to annual volume-based bonuses during the first quarter of each year. This resulted in the recognition of a disproportionate amount of volume bonus revenue during the second, third and fourth quarters of 2003 and 2004. In 2004, we recognized $8.0 million in annual volume bonuses. In 2005, no amounts were recognized in annual volume bonuses.

Wireless Activations and Services—Equipment revenue—We sell wireless devices and accessories in our WAS segment. Revenue from the sale of devices and accessories in a multiple-element arrangement with services is recognized at the time of sale in accordance with EITF No. 00-21. Customers have the right to return devices within a specific period of time or usage, whichever occurs first. We provide an allowance for estimated returns on devices based on historical experience. In connection with our wireless activations, we sell the customer the wireless devices at a significant discount, which may be in the form of a rebate. Rebates are recorded as a reduction of revenue and as a current liability until paid. We recognize rebate amounts based on the historical experience of rebates claimed. Future rebate experience could vary based upon rates of consumers redeeming rebates.

Inventory Valuation

Inventory consists primarily of wireless devices. The carrying value of inventory is stated at the lower of its cost or market value. Cost is determined using a method which approximates the first-in-first-out method. We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value or replacement cost based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required. Historically, we have not experienced significant write-offs, with the exception of returned, unmarketable inventory.

Stock-based Compensation

We apply the intrinsic value method of accounting for employee stock-based compensation as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation (“FIN”) No. 44, Accounting for Certain Transactions involving Stock Compensation an Interpretation of APB Opinion No. 25, issued in March 2000, to account for its equity grants to employees. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123. All equity-based awards granted to non-employees are accounted for at fair value in accordance with SFAS No. 123. We have incurred stock-based compensation expenses from grants of stock options, warrants and restricted stock awards. As explained under “Recent Accounting Pronouncements” above, we will adopt the provisions of SFAS No. 123(R) January 1, 2006 and as a result we will begin to expense the fair value of all options in 2006. The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions related to the factors that determine the fair value of our stock based awards.

In 2004, we recorded approximately $2.0 million in compensation expense related to the cashless exercise of approximately 1,250,000 stock options by certain employees in connection with the sale of Series E preferred stock. At our discretion, the cashless exercise was permitted in this unique circumstance resulting in the application of variable accounting to the transaction in accordance with Financial Accounting Standards Board Interpretation No. 44 for the options being exercised.

Goodwill and Intangible Assets

Goodwill and other intangible assets with indefinite useful lives are not amortized and are evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment may have occurred. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we have selected the fourth quarter to perform the annual impairment test. SFAS No. 142 requires us to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. The fair value for goodwill and other intangible assets not subject to amortization is determined based on discounted cash flows, market multiples or other measures, as appropriate. Based on our assessment for the year ended December 31, 2005, no impairments of goodwill or other intangible assets were noted.

Income Taxes

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. During the years ended December 31, 2003, 2004 and 2005, we did not have any income tax expense or benefit because a full valuation allowance was provided against net deferred tax assets. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as a component of net income in the period that includes the enactment date.

As of December 31, 2005, we had approximately $131.6 million of net operating loss carryforwards, which may be available to offset any future taxable income, subject to ownership change limitations. Net operating loss carryforwards may be used to offset up to 90% of our alternative minimum taxable income. Alternative minimum taxes are allowed as credit carryovers against regular tax in the future in the event that the regular tax exceeds alternative minimum tax expense. The net operating loss carryforwards will begin to expire in 2019. Certain of these net operating losses obtained through our acquisitions are not included in the components of the deferred tax assets, as the use of these losses will be significantly limited under Section 382 of the Internal Revenue Code.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not hedge interest rate exposures and have not used derivative financial instruments for speculation or trading purposes. At December 31, 2005, our debt financing consisted primarily of amounts outstanding under our credit facility.

Senior Secured Debt, Variable Rate Debt:

The borrowings outstanding under our credit facility are secured by substantially all of our assets. The credit facility debt is held by one lender. Borrowings under our credit facility are sensitive to changes in interest rates. Given the existing level of debt of $15.0 million at December 31, 2005, a 0.5% change in the weighted-average interest rate would have an interest rate impact of approximately $6,300 each month.

Principal Balance	Fair Value	Weighted-Average Interest Rate	Scheduled Maturity
$15.0 million	$15.0 million	6.28%	January 2007

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth on pages F-1 to F-31.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 12, 2005, our Audit Committee of the Board of Directors (the “Audit Committee”) dismissed KPMG LLP (“KPMG”) as our independent registered public accounting firm.

The audit reports of KPMG on our consolidated financial statements as of and for the years ended December 31, 2004 and 2003, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports as of and for the years ended December 31, 2004 and 2003, contained separate paragraphs stating that we adopted EITF 00-21, Revenue Arrangements with Multiple Deliverables, effective July 1, 2003.

During the two most recently completed fiscal years and through September 12, 2005, there have been no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its reports on our financial statements for the past two fiscal years. In addition, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K) during the two most recently completed fiscal years and through September 12, 2005.

We requested KPMG to furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the above statements. A copy of that, dated September 20, 2005, was included with our current report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2005.

On September 19, 2005, our Audit Committee engaged Grant Thornton LLP (“Grant Thornton”) as our independent registered public accounting firm to audit the financial statements and internal control over financial reporting for the year ended December 31, 2005.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, and has concluded that there was no change that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the management of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management excluded the VMC acquisition from internal control testing based on the Public Company Accounting Oversight Board’s (PCAOB) recommendation in response to question 3 from SEC frequently asked questions with respect to business combinations. VMC’s total assets and revenue represented 6.4% and 2.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

Based on our assessment, management has concluded that the Company’s internal control over financial reporting as of December 31, 2005 was effective based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

On March 16, 2006 InPhonic entered into an agreement with Lawrence S. Winkler, its chief financial officer, executive vice president and treasurer, to amend Mr. Winkler’s employment agreement (the “Amendment”).

Under the terms of the Amendment, if Mr. Winkler’s employment is terminated within 180 calendar days following a change of control of the Company, 100% of his unvested equity incentive awards will immediately vest.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate herein by reference the information concerning directors and executive officers in our Notice of Annual Stockholders’ Meeting and Proxy Statement to be filed within 120 days after the end of our fiscal year (the “2006 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

We incorporate herein by reference the information concerning executive compensation to be contained in the 2006 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate herein by reference the information concerning security ownership of certain beneficial owners and management to be contained in the 2006 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate herein by reference the information concerning certain relationships and related transactions to be contained in the 2006 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate herein by reference the information concerning principle accounting fees and services to be contained in the 2006 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(1)	Index to Financial Statements

Page Number
Report of Grant Thornton LLP, Independent Registered Public Accounting Firm	F-2
Report of Grant Thornton LLP, Independent Registered Public Accounting Firm	F-3
Report of KPMG LLP, Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets as of December 31, 2004 and 2005	F-5
Consolidated Statements of Operations for the years ended December 31, 2003, 2004 and 2005	F-6
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2004 and 2005	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005	F-8
Notes to Consolidated Financial Statements	F-9

(2)	Financial Statement Schedules

The following consolidated financial statement schedule of InPhonic, Inc. and subsidiaries is filed herewith:

Page Number
Report of Grant Thornton LLP, Independent Registered Public Accounting Firm (See report on page F-2.)	S-1
Report of KPMG LLP, Independent Registered Public Accounting Firm	S-2
Schedule II—Valuation and Qualifying Accounts	S-3

All other schedules have been omitted because the information required to be shown in the schedules is not applicable or is included elsewhere in our financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Description
2.1(c)(d)	Asset Purchase Agreement dated as of December 17, 2004, between A1 Wireless USA, Inc. and CAIS Acquisition LLC

2.2(d)	First Amendment to the Asset Purchase Agreement dated as of December 17, 2004, between A1 Wireless USA, Inc., CAIS Acquisition LLC and InPhonic, Inc.

2.3(c)(e)	Asset Purchase Agreement dated as of April 26, 2005, between VMC Satellite, Inc., InPhonic, Inc. and CAIS Acquisition II, LLC

2.4(c)(f)(g)	First Amendment to the Asset Purchase Agreement dated as of September 1, 2005, by and among CAIS Acquisition II, LLC, InPhonic, Inc., RR Holding, Inc. (formerly known as VMC Satellite, Inc.) and Rick Rahim

3.1(a)	Eleventh Amended and Restated Certificate of Incorporation of InPhonic, Inc.

3.2(a)	Third Amended and Restated Bylaws of InPhonic, Inc.

Exhibit No.	Description
4.1(a)	Specimen stock certificate for shares of common stock of InPhonic, Inc.

10.1(a)	Seventh Amended and Restated Investor Rights Agreement dated as of June 12, 2003 by and among InPhonic, Inc. and the Purchasers listed therein

10.2(a)	Third Amended and Restated Loan and Security Agreement dated as of August 7, 2003 by and between Comerica Bank-California, InPhonic, Inc. and SimIpc Acquisition Corp., as amended by Joinder Agreement and First Amendment dated as of June 2, 2004

10.3(a)	Common Stock Purchase Warrant dated June 2, 2004 by and between InPhonic, Inc. and Comerica Bank-California

10.4(a)	Form of Assignment of Invention, Nondisclosure and Noncompetition Agreement

10.5(a)	Employment Agreement dated as of February 4, 2000 by and between InPhonic, Inc. and David A. Steinberg, as amended by Amendment No. 1 dated March 1, 2004 and Amendment No. 2 dated May 14, 2004

10.6(a)	Employment Agreement dated as of June 3, 2002 by and between InPhonic, Inc. and Donald Charlton, as amended by Amendment No. 1 dated May 25, 2004

10.7(a)	Offer Letter dated as of January 16, 2004 by and between InPhonic, Inc. and Lawrence S. Winkler

10.8(a)	Offer Letter dated as of March 19, 2004 by and between InPhonic, Inc. and Richard D. Calder, Jr.

10.9(a)	1999 Amended and Restated Stock Incentive Plan

10.10(a)	Lease dated as of February 26, 2001 by and between Rouse Commercial Properties, LLC, Rouse Office Management, LLC and InPhonic, Inc., as amended by First Amendment to Lease, dated May 29, 2002

10.11(a)	Lease Agreement dated April 29, 2003 by and between Waterfront Center Limited Partnership and InPhonic, Inc., as amended by Addendum No. 1, dated September 9, 2003 and Addendum No. 2, dated may 14, 2004

10.12(a)(b)	Premier I-Dealer Agreement dated March 1, 2001 by and between T-Mobile USA, Inc., and its subsidiaries and affiliates and InPhonic, Inc. and its affiliates and related entities, as amended

10.13(a)	Employment Agreement effective April 2, 2002, by and between InPhonic, Inc. and Frank C. Bennett, III

10.14(h)	Agreement of Lease dated January 4, 2005, by and between Ganesh Management, LLC and CAIS Acquisition, LLC

10.15(h)	Sublease dated November 17, 2004, by and between CareerBuilder, LLC and InPhonic, Inc.

10.16(h)	2004 Equity Incentive Plan

10.17(e)	Outside Director Compensation Summary

10.18(c)(i)	Internet-Based Sales Non-Exclusive Authorized Agency Agreement between Cingular Wireless, LLC, d/b/a Cingular Wireless and InPhonic, Inc.

10.19(c)(j)	Asset Purchase Agreement dated as of May 26, 2005, between FONcentral.com, Inc. and FON Acquisition, LLC

10.20(k)	Form of Stock Option Agreement for options granted under the 2004 Equity Incentive Plan

10.21(k)	Form of Restricted Stock Agreement for awards granted under the 2004 Equity Incentive Plan

10.22(k)	Employment Agreement between InPhonic, Inc. and Lawrence S. Winkler, entered into on July 25, 2005 and effective as of January 19, 2004

Exhibit No.	Description
10.23(l)	Second Amendment to Lease dated September 23, 2004 by and between Inglewood Business Park III, LLC and Inglewood Business Park IV, LLC (assignees of Rouse Commercial Properties, LLC), by MTM Builder/Developer, Inc. and InPhonic, Inc., as amended by Third Amendment to Lease made and entered into as of July 19, 2005

10.24(l)	Deed of Lease by and between Parkridge Phase Two Associates Limited Partnership and InPhonic, Inc. dated July 27, 2005

10.25(m)	Third Amendment and Waiver to Third Amended and Restated Loan and Security Agreement entered into as of July 27, 2005 by and between Comerica Bank, InPhonic, Inc., SimIpc Acquisition Corp., and Star Number, Inc.

10.26(m)	Consent and Fourth Amendment to Third Amended and Restated Loan and Security Agreement entered into as of August 16, 2005 by and between Comerica Bank, InPhonic, Inc., SimIpc Acquisition Corp., and Star Number, Inc.

10.27(c)(m)	Fifth Amendment to Third Amended and Restated Loan and Security Agreement entered into as of September 30, 2005 by and between Comerica Bank, InPhonic, Inc., SimIpc Acquisition Corp., and Star Number, Inc.

10.28(m)	First Amendment to Lease by and between Parkridge Phase Two Associates Limited Partnership and InPhonic, Inc. dated November 8, 2005

10.29	Joinder Agreement and Sixth Amendment to Third Amended and Restated Loan and Security Agreement entered into as of December 29, 2005 by and between Comerica Bank, InPhonic, Inc., SimIpc Acquisition Corp., Star Number, Inc., Mobile Technology Services, LLC and CAIS Acquisition II, LLC

10.30	First Amendment to Employment Agreement effective March 16, 2006 by an between InPhonic, Inc. and Lawrence S. Winkler.

16.1(n)	Letter from KPMG LLP to the Securities and Exchange Commission dated September 20, 2005

21.1(a)	Subsidiaries of InPhonic, Inc.

23.1	Consent of Grant Thornton LLP

23.2	Consent of KPMG LLP

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(a)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-116420).
(b)	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 under the Securities Act of 1933, as amended which portions are omitted and filed separately with the Securities and Exchange Commission.
(c)	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.
(d)	Incorporated by reference to our Current Report on Form 8-K filed on January 10, 2005.
(e)	Incorporated by reference to our Current Report on Form 8-K filed on May 2, 2005.
(f)	Appendix 1 to this First Amendment to Asset Purchase Agreement has been omitted in reliance upon the rules of the Securities and Exchange Commission. A copy will be delivered to the Securities and Exchange Commission upon request.

(g)	Incorporated by reference to our Current Report on Form 8-K filed on September 23, 2005.
(h)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.
(i)	Incorporated by reference to our Quarterly Report on Form 10-Q for the three months ended March 31, 2005.
(j)	Incorporated by reference to our Current Report on Form 8-K filed on June 3, 2005.
(k)	Incorporated by reference to our Current Report on Form 8-K filed on July 29, 2005.
(l)	Incorporated by reference to our Quarterly Report on Form 10-Q for the three months ended June 30, 2005.
(m)	Incorporated by reference to our Quarterly Report on Form 10-Q for the three months ended September 30, 2005.
(n)	Incorporated by reference to our Current Report on Form 8-K/A filed on September 20, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INPHONIC, INC.

By:	/S/ DAVID A. STEINBERG
David A. Steinberg Chairman of the Board and Chief Executive Officer

Dated: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

Signature	Title	Date

/S/ DAVID A. STEINBERG David A. Steinberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/S/ LAWRENCE S. WINKLER Lawrence S. Winkler	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial and Accounting Officer)	March 16, 2006

/S/ JOHN SCULLEY John Sculley	Vice Chairman of the Board	March 16, 2006

/S/ IRA BRIND Ira Brind	Director	March 16, 2006

/S/ ROBERT A. FOX Robert A. Fox	Director	March 16, 2006

/S/ JAY HOAG Jay Hoag	Director	March 16, 2006

/S/ JACK F. KEMP Jack F. Kemp	Director	March 16, 2006

/S/ THOMAS E. WHEELER Thomas E. Wheeler	Director	March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

InPhonic, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of InPhonic, Inc. (a Delaware Corporation) and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period ended December 31, 2005. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005, and the consolidated results of their operations and their cash flows for the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for the purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment that the Company’s internal control over financial reporting as of December 31, 2005, was effective based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ GRANT THORNTON LLP

Vienna, Virginia

March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

InPhonic, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report, that InPhonic, Inc. (a Delaware Corporation) and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period ended December 31, 2005 and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Vienna, Virginia

March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

InPhonic, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheet of InPhonic, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InPhonic, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2(h) to the 2004 consolidated financial statements, the Company adopted the provisions of Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, effective July 1, 2003. As discussed in note 2(o) to the 2004 consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

McLean, Virginia

March 8, 2005, except

as to note 1(c) and note 4,

which are as of March 16, 2006

INPHONIC, INC. & SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2004 and 2005

(in thousands, except per share and share amounts)

	2004	2005
Assets
Current assets:
Cash and cash equivalents	$100,986	$70,783
Accounts receivable, net of allowance of $952 and $2,042 for 2004 and 2005, respectively	19,039	34,606
Inventory, net	10,860	17,693
Prepaid expenses	11,434	2,405
Current assets of discontinued operations	—	2,430
Deferred costs and other current assets	2,391	6,823

Total current assets	144,710	134,740
Restricted cash and cash equivalents	500	400
Property and equipment, net	5,975	12,121
Goodwill	9,479	31,140
Intangible assets, net	1,490	12,651
Deposits and other assets	1,635	3,058

Total assets	$163,789	$194,110

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,531	$29,556
Accrued expenses and other liabilities	18,893	31,588
Short-term capital lease obligations	279	377
Current liabilities of discontinued operations	—	3,130
Deferred revenue	10,723	14,135

Total current liabilities	51,426	78,786
Long-term capital lease obligations, net of current portion	261	474
Long-term debt	—	15,000

Total liabilities	51,687	94,260

Stockholders’ equity:
Common stock, $0.01 par value
Authorized 200,000,000 shares at December 31, 2004 and 2005; issued and outstanding 32,252,573 and 35,232,869 shares at December 31, 2004 and 2005, respectively;	324	353
Additional paid-in capital	238,241	264,155
Accumulated deficit	(126,463)	(164,658)

Total stockholders’ equity	112,102	99,850

Total liabilities and stockholders’ equity	$163,789	$194,110

See accompanying notes to consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2003, 2004 and 2005

(in thousands, except per share and share amounts)

	2003	2004	2005
Revenue:
Activations and services	$86,825	$123,265	$233,730
Equipment	13,251	31,603	86,809

Total revenue	100,076	154,868	320,539
Cost of revenue, exclusive of depreciation and amortization:
Activations and services	3,866	1,752	1,221
Equipment	45,426	83,075	190,509

Total cost of revenue	49,292	84,827	191,730
Operating expenses:
Sales and marketing, exclusive of depreciation and amortization	26,398	42,867	93,726
General and administrative, exclusive of depreciation and amortization	31,422	34,942	63,131
Depreciation and amortization	5,434	6,444	9,840
Restructuring costs	—	—	847
Loss on investment	—	150	228
Impairment of goodwill and intangibles	2,431	—	—

Total operating expenses	65,685	84,403	167,772

Operating loss	(14,901)	(14,362)	(38,963)
Other income (expense):
Interest income	287	757	2,167
Interest expense	(1,252)	(980)	(970)

Total other income (expense)	(965)	(223)	1,197

Loss from continuing operations	(15,866)	(14,585)	(37,766)

Discontinued operations:
Income (loss) from discontinued operations	(4,356)	4,346	(1,784)
Gain on sale	—	—	1,355

Total income (loss) from discontinued operations	(4,356)	4,346	(429)

Net loss	(20,222)	(10,239)	(38,195)
Preferred stock dividends and accretion	(7,309)	(22,049)	—

Net loss attributable to common stockholders	$(27,531)	$(32,288)	$(38,195)

Basic and diluted net loss per share:
Net loss from continuing operations	$(2.07)	$(2.60)	$(1.10)
Net income (loss) from discontinued operations	(0.39)	0.31	(0.01)

Basic and diluted net loss per share	$(2.46)	$(2.29)	$(1.11)

Basic and diluted weighted average shares outstanding	11,204,791	14,074,505	34,417,954

See accompanying notes to consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2003, 2004 and 2005

(in thousands, except share amounts)

	Series D-5 convertible preferred stock		Series D-3 convertible preferred stock		Series D-2 convertible preferred stock		Series A convertible preferred stock		Common stock		Additional paid-in capital	Note Receivable from stockholder	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2003	—	$—	792,775	$2,137	416,667	$688	668,782	$500	10,632,214	$106	$24,359	$(1,060)	$(66,736)	$(40,006)
Issuance of common stock in connection with the acquisition of Avesair, net of costs	672,389	1,884	—	—	—	—	—	—	224,130	2	1,562	—	—	3,448
Issuance of common stock	—	—	—	—	—	—	—	—	376,344	4	2,621	—	—	2,625
Exchange of Series D-4 to Series E	—	—	—	—	—	—	—	—	(24,974)	—	204	—	—	204
Warrants issued in connection with long-term debt and preferred stock	—	—	—	—	—	—	—	—	—	—	2,358	—	—	2,358
Exercise of common stock warrants and options	—	—	—	—	—	—	—	—	48,957	—	27	—	—	27
Cashless options exercise	—	—	—	—	—	—	—	—	290,843	3	2,017	—	—	2,020
Loan to stockholder	—	—	—	—	—	—	—	—	—	—	—	(60)	—	(60)
Compensation expense on restricted stock awards and options granted to non-employees	—	—	—	—	—	—	—	—	—	—	1,484	—	—	1,484
Dividends and accretion on redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(7,217)	(7,217)
Dividends declared	—	—	—	—	—	—	—	—	—	—	(92)	—	—	(92)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(20,222)	(20,222)

Balance, December 31, 2003	672,389	1,884	792,775	2,137	416,667	688	668,782	500	11,547,514	115	34,540	(1,120)	(94,175)	(55,431)
Issuance of common stock	—	—	—	—	—	—	—	—	8,504	1	49	—	—	50
Warrants issued in connection with long-term debt	—	—	—	—	—	—	—	—	—	—	817	—	—	817
Compensation expense on options	—	—	—	—	—	—	—	—	—	—	7,381	—	—	7,381
Proceeds of initial public offering, net of costs	—	—	—	—	—	—	—	—	6,500,000	65	110,773	—	—	110,838
Conversion of preferred stock upon initial public offering	(672,389)	(1,884)	(792,775)	(2,137)	(416,667)	(688)	(668,782)	(500)	13,619,536	136	92,172	—	—	87,099
Conversion of preferred stock to common stock warrants	—	—	—	—	—	—	—	—	—	—	2,744	—	—	2,744
Note receivable from stockholder	—	—	—	—	—	—	—	—	—	—	—	1,120	—	1,120
Dividends and accretion on redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(22,049)	(22,049)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(10,306)	—	—	(10,306)
Exercise of common stock warrants and options	—	—	—	—	—	—	—	—	577,019	7	71	—	—	78
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,239)	(10,239)

Balance, December 31, 2004	—	—	—	—	—	—	—	—	32,252,573	324	238,241	—	(126,463)	112,102
Issuance of common stock in connection with the acquisition of:
A1 Wireless, Inc.	—	—	—	—	—	—	—	—	236,526	2	4,907	—	—	4,909
VMC Satellite, Inc.	—	—	—	—	—	—	—	—	257,215	3	3,297	—	—	3,300
FONcentral.com, Inc.	—	—	—	—	—	—	—	—	131,876	1	1,548	—	—	1,549
Costs related to initial public offering	—	—	—	—	—	—	—	—	—	—	(292)	—	—	(292)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	17,886	—	—	17,886
Repurchase and retirement of common stock	—	—	—	—	—	—	—	—	(1,081,487)	(11)	(13,077)	—	—	(13,088)
Exercise of common stock warrants, options, restricted stock awards and other	—	—	—	—	—	—	—	—	3,436,166	34	11,645	—	—	11,679
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(38,195)	(38,195)

Balance, December 31, 2005	—	$—	—	$—	—	$—	—	$—	35,232,869	$353	$264,155	$—	$(164,658)	$99,850

See accompanying notes to consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2004 and 2005

(in thousands)

	2003	2004	2005
Cash flows from operating activities:
Net loss	$(20,222)	$(10,239)	$(38,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,434	6,444	9,840
Non-cash interest expense, net	628	306	594
Bad debt expense	530	—	—
Stock-based compensation	3,611	7,381	18,618
Impairment of goodwill and intangibles	2,431	—	—
Gain from the sale of Liberty Wireless	—	—	(1,355)
Write off of investment	—	150	228
Changes in operating assets and liabilities, net of assets and liabilities received from business acquisition:
Accounts receivable	(8,450)	(8,428)	(15,916)
Inventory	373	(7,255)	(7,540)
Prepaid expenses	101	(321)	(1,721)
Deferred costs and other current assets	1,105	(120)	(4,152)
Deposits and other assets	(808)	167	(2,595)
Accounts payable	6,243	3,217	8,956
Accrued expenses and other liabilities	4,760	4,143	8,973
Deferred revenue	(3,155)	(2,035)	4,188

Net cash used in operating activities	(7,419)	(6,590)	(20,077)
Cash flows from investing activities:
Capitalized expenditures, including internal capitalized labor	(4,856)	(5,544)	(11,836)
Cash paid for acquisitions	—	(11,142)	(8,781)
Cash paid for purchase of intangible assets	—	—	(2,725)
Proceeds from the sale of assets	—	—	101
Cash received from business acquisitions, net of costs	1,961	—	—
Note receivable from stockholder	—	1,120	—
Reduction in restricted cash and cash equivalent	453	100	100

Net cash used in investing activities	(2,442)	(15,466)	(23,141)
Cash flows from financing activities:
Net borrowings on line of credit	(454)	—	15,000
Proceeds from debt borrowings	3,000	3,976	—
Principal repayments on debt	(3,000)	(10,952)	—
Principal repayments of capital leases	—	(94)	(284)
Cash paid for repurchase of common stock	—	—	(13,088)
Proceeds from exercise of warrants and options	117	91	11,679
Net proceeds (costs) of initial public offering, net of costs	—	110,838	(292)
Proceeds from insurance of Series E stock, net of costs	26,620	—	—
Preferred stock dividend payments	—	(9,865)	—

Net cash provided by financing activities	26,283	93,994	13,015

Net increase (decrease) in cash and cash equivalents	16,422	71,938	(30,203)
Cash and cash equivalents, beginning of year	12,626	29,048	100,986

Cash and cash equivalents, end of year	$29,048	$100,986	$70,783

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	$543	$849	$253
Income taxes	—	—	—
Supplemental disclosure of non-cash activities:
Issuance of common stock in business acquisitions	$1,563	$—	$8,209
Issuance of Series D-5 stock in business acquisitions	1,924	—	—
Issuance of common stock in intangible asset purchase	—	—	1,549
Issuance of common stock warrants for debt fees	—	817	—
Issuance of common stock to settle a liability	—	50	—
Equipment purchase on capital lease	—	635	595
Release of funds in escrow related to acquisitions	—	—	10,700
Purchase consideration included in accrued liabilities	—	—	3,000
Preferred stock dividends and accretion to redemption value	7,309	22,049	—
Conversion of Preferred Stock, total preferred shares converted into 13,619,536 shares of common stock	—	92,308	—

See accompanying notes to consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and share amounts)

(1)	The Company

(a)	Business Description

InPhonic, Inc. and subsidiaries (the “Company”) is a leading online seller of wireless services and devices based on the number of activations of wireless services sold online in the United States. The Company is headquartered in Washington D.C. and maintains its technology and operations centers in Largo, Maryland, Reston, Virginia and Great Falls, Virginia. Through its wireless activation and services (“WAS”) segment, the Company sells services plans, including satellite television services, devices and accessories through its own branded websites; including Wirefly.com, A1 Wireless.com, and VMCsatellite.com and through websites that it creates and manages for third parties. Under mobile virtual network enabler (“MVNE”) agreements, the Company offers marketers the ability to sell mobile virtual network operator (“MVNO”) services to their customers under their own brands using the same e-commerce platform, operational infrastructure and marketing relationships that was developed for its WAS segment. Until the sale of its MVNO operations, the Liberty Wireless business, in December 2005, the Company provided wireless services and devices through wireless airtime service that it purchased wholesale from Sprint.

(b)	Risk and Uncertainties

The Company’s operations are subject to certain risks and uncertainties including, among others, actual and potential competition by entities with greater financial resources, rapid technological changes, the need to retain key personnel and protect intellectual property and the availability of additional capital financing on terms acceptable to the Company.

The Company has incurred net losses attributable to common stockholders since inception of approximately $164,658. To date, management has relied on debt and equity financings to fund its operating deficit. While the Company presently has $70.8 million of cash and cash equivalents on hand at December 31, 2005, it may require additional financing to fund future operations.

(c)	Discontinued Operations

In December 2005, the Company sold the operating assets of its MVNO business. As a result and in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company has classified these operations as discontinued operations and, accordingly, has segregated assets and liabilities of the discontinued operations in the accompanying Consolidated Balance Sheet as of December 31, 2005 and the revenue and expenses of the discontinued operation in the accompanying Consolidated Statements of Operations for each of the three years ended December 31, 2005. Cash flows pertaining to discontinued operations are not disclosed separately in the Consolidated Statements of Cash Flows.

(2)	Summary of Significant Accounting Policies

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The most significant of such estimates include reserve for future deactivations, allowance for rebates, allowance for uncollectible accounts, valuation of inventory, estimated useful life of assets, impairment of long-lived assets and goodwill, valuation of deferred tax assets and reserves for contingent tax liabilities. Actual results could differ from those estimates.

In preparation of the accompanying financial statements for the year ended December 31, 2005, the Company recorded an adjustment to depreciation and amortization expense amounting to $891. The adjustments to depreciation were made to correct a computational error in the fixed asset subledger that caused depreciation expense to be overstated in prior fiscal periods. The Company does not believe the impact of the adjustment to be material to the current or any prior period.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(d)	Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company extends credit to wireless network carriers (“carriers”) on an unsecured basis in the normal course of business. As of December 31, 2004 and 2005, four carriers accounted for 80% and 74% of accounts receivable, net of reserves for future deactivations, respectively.

For each of the years ended December 31, 2003, 2004 and 2005, revenue from three carriers, included in the Wireless Activation and Services (“WAS”) segment, exceeded 10% of the Company’s total revenues. Revenue as a percentage of total revenues for these customers are as follows:

	2003	2004	2005
Customer A (a)	22%	22%	30%
Customer B	38%	28%	16%
Customer C (b)	17%	26%	21%

Total	77%	76%	67%

(a)	Adjusted to reflect the merger between Customer A and another customer.
(b)	Adjusted to reflect the merger between Customer C and another customer.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

Fair Value of Financial Instruments

The Company’s financial instruments, as defined under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, include its cash, accounts receivable and accounts payable and line of credit debt. The fair value of cash, accounts receivable, accounts payable and borrowings outstanding under our line of credit were equal to their respective carrying values at December 31, 2004 and 2005. The Company holds cash and cash equivalents primarily in one financial institution, which often exceed FDIC insured limits. Historically, the Company has not experienced any losses due to such concentration of credit risk.

(e)	Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to pay. If the financial condition of any of the Company’s larger carrier customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

(f)	Inventory

Inventory consists primarily of wireless devices. The carrying value of inventory is stated at the lower of its cost or market value. Cost is determined using a consistent method which approximates the first-in-first-out method. The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value or replacement cost based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required. During the years ended December 31, 2004 and 2005, the Company wrote down inventory approximately $423 and $506, respectively.

(g)	Long-Lived Assets

Property and Equipment

Property and equipment is recorded at cost or at fair value if it is acquired in a business acquisition. Replacements and improvements that extend the useful life of property and equipment are capitalized. Property and equipment is depreciated over the following useful lives:

Estimated useful life (in years)
Computer and equipment	3
Software	3
Furniture and fixtures	7
Leasehold improvements	3
Website development	1.5
Internal software development	2

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

The Company accounts for the costs relating to the development of its e-commerce platform for internal use based on AICPA Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and the Emerging Issues Task Force (“EITF”) No. 00-02, Accounting for Web Site Development Costs. Website development costs consist of internal and external costs incurred to purchase and implement the web software and enhancements to the functionality of the web software, used in the Company’s business.

In accordance with SFAS No. 144, the Company is required to evaluate the carrying value of its long-lived assets and certain intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At December 31, 2004 and 2005, the Company did not believe any such conditions existed. Had these conditions existed, the Company would have assessed the recoverability of the carrying value of the Company’s long-lived assets and amortizable intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, the Company would have projected estimated cash flows based on various operating assumptions such as average revenue per activation, deactivation rates, and sales and workforce productivity ratios. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, the Company would have been required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized and are evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment may have occurred. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company has selected the fourth quarter to perform its annual impairment test. SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. The fair value for goodwill and other intangible assets not subject to amortization is determined based on discounted cash flows, market multiples or other measures, as appropriate. Based on the Company’s assessment for the year ended December 31, 2005, no impairments of goodwill or other intangible assets were noted. During the fourth quarter of 2003, the Company completed its annual impairment test and identified $2,045 of impairment on its GadgetSpace, Inc. acquisition based on expected future discounted cash flows.

Intangible assets with determinable useful lives, which primarily consist of software and technology, customer contracts, affiliate relationships, and a non-compete agreement, were recorded at fair value at the date of acquisition and amortized over the following economic lives:

Estimated economic life (in years)
Software and technology	1.5 to 5
Customer contracts	1.5 to 3
Affliliate relationships	5
Non-compete agreement	2 to 5
Other	1.5 to 5

Intangible assets not subject to amortization consist of a supplier relationship and trade names.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

(h)	Revenue Recognition

Activations and Services Revenue

The Company provides activation and other services in connection with the WAS, MVNE Services and Data Services segments.

WAS segment: The Company generates revenue from wireless carriers, including a satellite television carrier, who pay commissions and volume and performance-based bonuses, for activating wireless subscribers. The WAS segment recognizes commissions from wireless carriers upon shipment of activated devices to the customer. Within its Satellite Television business unit, the Company purchases satellite activation certificates evidencing activation rights in advance of their resale to customers. Revenue from Satellite Television customers includes sales of satellite activation certificates, net of the certificate cost, as the Company is acting as an agent in the transaction.

The WAS segment revenue is reduced for estimated deactivations of its wireless services by customers prior to the expiration of a time period that ranges 120 to 210 days from the date of activation, depending on the wireless carrier. The Company estimates deactivations based on historical experience, which it developed based on its experience with carriers, customer behavior and sources of customers, among other factors, allowing it to accrue estimates with what the Company believes is a high degree of certainty. The Company’s reserves for deactivations are included in accounts receivable and deferred revenue on accompanying balance sheets. If the Company determines that it cannot accurately predict future deactivation experience, the Company may be required to defer 100% of its carrier commissions revenue until the expiration of the appropriate chargeback period.

In addition to receiving commissions for each wireless subscriber activated, the Company earns performance bonuses from the wireless carriers based on negotiated performance targets. The most significant bonus the Company earns is the quarterly volume bonus, which the Company bills wireless carriers for on a monthly basis, based on current month activations. The Company records these bonuses as deferred revenue at the time of billing until the Company achieves the quarterly targets. The Company earns other quarterly bonuses from certain carriers for maintaining low customer churn and signing up wireless customers for certain additional monthly “features” such as text message or data service. Wireless carriers also periodically offer bonuses for achieving monthly volume and other performance targets. The Company recognizes these monthly bonuses as earned in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”). Revenue is recognized only when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. Amounts collected in cash prior to meeting the above criteria are recorded as deferred revenue.

MVNE Services:

The Company offers marketers the ability to sell wireless services or MVNO services to their customers under their own brands using the Company’s e-commerce platform and operational infrastructure through MVNE contracts. The Company receives fees for development of the network platform, as well as for operational support services. The Company defers the fees attributable to the production of the network platform and recognizes these fees and costs over the expected life of the

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

agreement (typically 12 to 48 months). Prepaid fees are deferred until all revenue criteria have been satisfied. Deferred revenue as of December 31, 2004 and 2005 included $749 and $1,852, respectively, from MVNE contracts.

Data Services:

The Company sells data services, including a service that allows customers to access email, voicemail, facsimiles, contacts and personal calendar information through a website or a telephone. The Company bills customers monthly and revenue is recognized monthly, as the services are performed.

Equipment Revenue:

The Company’s WAS segment sells wireless devices and accessories. Revenue from the sale of devices and accessories in a multiple-element arrangement with services is recognized at the time of sale in accordance with EITF No. 00-21. Customers have the right to return devices within a specific period of time or usage, whichever occurs first. The Company provides an allowance for estimated returns of devices based on historical experience. In accordance with the provisions of SAB No. 104, the Company determined it has sufficient operating history to estimate equipment returns. In connection with wireless activations, the Company may sell at its discretion the wireless device to the customer at a significant discount, which may be in the form of a rebate. Rebates are recorded as a reduction of revenue. The Company recognizes revenue net of rebate costs based on historical experience of rebates claimed.

(i)	Cost of Revenue

The major components of cost of revenue, exclusive of depreciation and amortization, are:

Activations and services. Cost of activations and services revenue includes costs incurred from providers of telecommunications and data center services for the data services segment.

Equipment. The Company purchases wireless devices and accessories from wireless carriers, device manufacturers and third-party vendors to sell to customers and indirect retailers in the WAS segment. The Company sells these wireless devices and accessories at a price below cost to encourage the sale and use of the services. The Company does not manufacture any of this equipment. Costs from the sale of wireless devices and accessories sold directly to customers are recognized at the time of sale. Cost of revenue included shipping expenses of $2,627, $4,677 and $8,575 for the years ended December 31, 2003, 2004 and 2005, respectively.

(j)	Advertising Costs

The Company expenses advertising costs as incurred and principally include amounts paid to marketing partners based on the delivery of customers to the Company’s websites for wireless activation and services. Advertising costs for the years ended December 31, 2003, 2004 and 2005 were $20,636, $36,185 and $76,405 respectively.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

(k)	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2004 and 2005 consisted of:

	December 31,
	2004	2005
Accrued consumer liabilities	$6,126	$18,289
Accrued payroll and related expenses	2,310	1,452
Accrued acquisition costs and severance costs	—	5,063
Accrued taxes payable	5,541	593
Other	4,916	6,191

	$18,893	$31,588

(l)	Restructuring Costs

In the first quarter of 2005 and subsequent to the acquisition of A1 Wireless USA, Inc. (“A1 Wireless” see note 3(a)), the Company implemented a restructuring plan to take advantage of synergies gained through the acquisition of A1 Wireless and to restructure other operating segments. During the year ended December 31, 2005, the Company recognized $847 in restructuring costs, $811 of which related to workforce reduction and $36 related to exited facilities and contracts. All restructuring costs were paid by the Company as of December 31, 2005. We do not expect to incur future restructuring costs related to this restructuring plan.

(m)	Income Taxes

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. During the years ended December 31, 2003, 2004 and 2005, the Company did not have any income tax expense or benefit because a full valuation allowance was provided against its net deferred tax assets. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as a component of net income in the period that includes the enactment date.

(n)	Stock-Based Compensation

The Company applies the intrinsic value method of accounting for employee stock-based compensation as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation (“FIN”) No. 44, Accounting for Certain Transactions involving Stock Compensation an Interpretation of APB Opinion No. 25, issued in March 2000, to account for its equity grants to employees. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. All equity-based awards granted to non-employees are accounted for at fair value in accordance with SFAS No. 123. The Company has incurred stock-based compensation expenses from grants of stock options, warrants and restricted stock awards.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (the “Black-Scholes Model”) with the following weighted average assumptions:

	2003	2004	2005
Expected volatility	0.00%	70.00%	70.00%
Risk free interest rate	2.81%	3.12%	3.82%
Expected dividend rate	0.00%	0.00%	0.00%
Expected life (in years)	4	4	4

The Company used the minimum value method to determine the fair value of options granted prior to its initial filing in June 2004 of a registration statement under the Securities Act of 1933 relating to an initial public offering of the Company’s common stock. This method does not consider the expected volatility of the underlying stock, and is only available to non-public entities. Subsequent to the initial filing date of the registration statement and for 2005, the Company began to use a volatility factor of 70%, which for each year was based on a midpoint analysis of comparable entities during similar time periods and expectations of future volatility.

The Company’s pro forma net loss applicable to common shares, and pro forma net loss per common share, basic and diluted, is as follows.

	2003	2004	2005
Net loss attributable to common stockholders, as reported	$(27,531)	$(32,288)	$(38,195)
Add: Stock-based compensation expense included in net loss attributable to common stockholders, as reported	314	5,289	17,482
Less: Total stock-based compensation expense determined under fair value based methods for all stock awards, net of related tax effects	(949)	(6,472)	(15,599)

Pro forma net loss attributable to common stockholders	$(28,166)	$(33,471)	$(36,312)

Net loss per common share, basic and diluted, as reported	$(2.46)	$(2.29)	$(1.11)
Net loss per common share, basic and diluted, pro forma	$(2.51)	$(2.38)	$(1.06)

The Company accounts for equity grants issued to non-employees at fair values, in accordance with the provisions of SFAS No. 123 and EITF No. 96-16, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense relating to such equity issuances is recognized over the applicable vesting period of the options, warrants, or stock, in accordance with the method prescribed by FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option of Award Plans.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

Stock-based compensation for employees and non-employees has been included in the following line items in the accompanying consolidated statements of operations:

	2003	2004	2005
Sales and marketing—continuing operations	$246	$2,111	$2,201
General and administrative—continuing operations	3,353	5,096	15,585
Income (loss) from discontinued operations	12	174	832

	$3,611	$7,381	$18,618

Stock-based compensation from continuing operations in 2005 included $7,851 related to the modification of the terms of original restricted stock awards or option grants related to six employees that were terminated in 2005.

Stock-based compensation expense for 2003 included approximately $2,000 related to the cashless exercise of approximately 414,092 stock options by a certain group of key employees in connection with the sales of Series E preferred stock. Of the 414,092 stock options, 290,843 represented the net shares issued and 123,249 represented stocks options given as consideration for the cashless exercise. Additionally, 227,754 stock options were re-priced and immediately exercised by certain key employees whose existing stock options were at an exercise price significantly above other key employees and who had been employed by the Company for a longer period of time. The re-pricing was completed to compensate these key employees for their past performance. Based on FIN No. 44, the Company accounted for the reduced price options on a variable cost basis from the date of modification through the date of exercise, forfeiture or expiration. As a result, the Company immediately recognized as compensation expense the difference between the fair market value and the post re-pricing exercise price, which is a component of the $2,000.

(o)	Net Loss Per Common Share

The Company calculates net loss per common share in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per common share excludes any dilutive effects of options, warrants, restricted stock awards and convertible securities and is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share equals basic net loss per common share as the effects of options, warrants, restricted stock awards and convertible securities would have been anti-dilutive.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

The following table reconciles net loss attributable to common stockholders and basic and diluted weighted average common shares outstanding to the historical or pro forma net loss attributable to common stockholders and the historical or pro forma basic and diluted weighted average common shares outstanding for the years ended December 31, 2003, 2004 and 2005. Information presented for 2003 and 2004 has been prepared on a pro forma basis assuming the Company’s preferred stock was converted into common stock at the beginning of the period in connection with the Company’s initial public offering.

	Years Ended December 31,
	2003	2004	2005
Numerator:
Net loss from continuing operations	$(15,866)	$(14,585)	$(37,766)
Preferred stock dividends and accretion	(7,309)	(22,049)	—

Net loss from continuing operations attributable to common stockholders	(23,175)	(36,634)	(37,766)
Income (loss) from discontinued operations	(4,356)	4,346	(429)

Net loss attributed to common stockholders	$(27,531)	$(32,288)	$(38,195)

Denominator:
Weighted average shares outstanding	11,204,291	14,074,505	34,417,954
Basic and diluted net gain (loss) per share:
Net loss from continuing operations attributable to common stockholders	$(2.07)	$(2.60)	$(1.10)
Net income (loss) from discontinued operations	(0.39)	0.31	(0.01)

Basic and diluted earnings per share:	$(2.46)	$(2.29)	$(1.11)

Antidilutive weighted average shares excluded from diluted loss per share	13,989,167	19,519,407	3,336,960

(p)	Segment Reporting

The Company provides segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company classifies its business into three segments: WAS, MVNE Services and Data Services. Through the WAS segment, the Company sells and activates wireless services and devices through the Company’s own branded websites as well through private-labeled websites that the Company creates and manages for marketers. The wireless carriers pay commissions and bonuses for activating wireless services. In connection with these activations, the Company provides consumers with wireless devices at significant discounts. Through the MVNE segment, the Company utilizes its e-commerce platform and operational infrastructure to extend its MVNE services to marketers who want to offer branded wireless services to their customers under their own brands. To further leverage the relationships the Company has established with customers that have been acquired through the WAS segment, the Company sells a variety of communication and data services through its Data Services segment.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

The Company’s management evaluates revenue and cost of revenue for these three segments. A significant portion of the Company’s operating expenses is shared between these segments, and, therefore, management analyzes operating results for these three segments on a combined basis. SFAS No. 131 designates the internal information used by management for allocating resources and assessing performance as the source of the Company’s reportable segments and requires disclosure about products and services, geographical areas and major customers.

(q)	Reclassifications

Certain amounts in the Company’s consolidated financial statements for the years ended December 31, 2004 and 2003 have been reclassified to conform to the current year presentation.

(r)	Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs an amendment to ARB No. 43, Chapter 4 (“SFAS No. 151”), amends chapter 4 “Inventory Pricing” of ARB No. 43 and paragraph A3 of SFAS No. 144. Previously, ARB 43 did not define the term so abnormal which could lead to unnecessary incomparable financial reporting. SFAS No. 151 clarifies that abnormal costs related to idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as period costs. SFAS No. 151 is effective for fiscal year beginning after June 15, 2005. If there are significant changes in the inventory accounting that result from the adoption of this statement then the disclosures for accounting changes are applicable, however, the Company does not believe that the adoption of SFAS No. 151 will have a material effect on the Company’s financial position, cash flows or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No.123(R)”), which is a revision of SFAS No. 123. Generally, the approach of SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.

The Company will adopt SFAS No. 123(R) effective January 1, 2006, using the modified prospective application method. Under this method, SFAS No.123(R) is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the fair value at the date of grant of those awards as calculated for pro forma disclosures under the original SFAS No.123.

The Company expects that the adoption of SFAS No. 123(R) will impact its financial results in the future, as it is expected to reduce the net income it generates or increase the amount of net losses incurred. As of December 31, 2005, the Company had unamortized stock-based compensation expense of approximately $33,900, of which approximately $12,700 is expected to be expensed in 2006, with the remaining $21,200 to be amortized over the remaining vesting periods through 2009. Of this anticipated 2006 expense however, the Company would have otherwise recognized stock-based compensation expense of approximately $8,800 for such unvested stock awards following the APB No. 25 methodology in place prior to the adoption of SFAS 123R. As such, the “incremental” impact from the adoption of SFAS No. 123(R) is expected to increase estimated stock-based compensation expenses for 2006 by approximately $3,900.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

The anticipated 2006 expense amount referred to above does not reflect the expense associated with equity awards that are expected to be granted to employees in 2006 and, while the Company expects to continue granting equity based awards to its employees, the Company has not finalized its plans for granting equity based awards for 2006. Accordingly, the overall effect of adopting this new standard on the financial results has not yet been quantified. The pro forma effects on net loss and loss per share attributable to common stockholders had the Company applied the fair value recognition provisions of the original SFAS No. 123 on stock compensation awards are included in Note 2(n). Although such pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123(R), the provisions of these two statements differ in many respects. The actual effects of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model we choose to value stock-based awards; the assumed award forfeiture rate; and the accounting policies adopted concerning the Company’s method of recognizing the fair value of awards over the requisite service period

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS No. 154 will have a material effect on its financial position, cash flows or results of operations.

(3)	Business Acquisitions

(a)	Acquisition of A1 Wireless

On January 4, 2005, the Company acquired certain assets and assumed certain obligations of A1 Wireless in a transaction accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). A1 Wireless activated and sold wireless services and devices to consumers through their own branded websites, branded partner websites, that it created and managed, and through sophisticated online search advertising campaigns. This acquisition enhanced the Company’s existing distribution channels in the WAS segment. The results of A1 Wireless’ operations were included in the Company’s financial statements beginning January 1, 2005, and are reported in the WAS segment.

Purchase consideration consisted of cash and shares of common stock for an aggregate purchase price of $24,582, including acquisition costs of $2,148 and contingent consideration of $5,173. At the closing, the Company paid approximately $10,700 in cash, which was held by an escrow agent as of December 31, 2004 and included in prepaid expenses on the accompanying December 31, 2004 balance sheet, and issued 160,226 shares of common stock with a fair value of $3,736. The contingent consideration included cash of $4,000 and 76,300 shares of the Company’s common stock with a fair value of $1,173.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

The fair value of assets acquired from A1 Wireless is shown below. The Company engaged a third-party valuation specialist to perform assessment of acquired intangible assets and the final assessed values of intangible assets and goodwill are shown below.

Purchase Price:
Cash consideration	$14,700
Fair value of issued shares of common stock	4,909
Acquistion costs and expenses	2,148
Liabilities assumed	2,825

Total consideration	$24,582

Tangible assets:
Inventory	$2,825
Fixed assets	269
Intangible assets:
Carrier relationships	2,200
Non-compete agreements	600
Trade name	700
Goodwill	17,988

Total assets acquired	$24,582

Identifiable intangible assets included amortizable intangible assets with estimated economic lives ranging from two to five years and an intangible asset with an indefinite life. The goodwill recorded in connection with the transaction is deductible for tax purposes.

(b)	Acquisition of VMC Satellite, Inc.

On April 26, 2005, the Company completed the acquisition of certain assets and liabilities of VMC Satellite, Inc., (“VMC”) in a transaction accounted for using the purchase method of accounting in accordance with SFAS No. 141. VMC is a marketer of digital broadcast satellite services. This acquisition has enabled the Company to expand its service offerings, creating additional revenue opportunities from consumers that visit its portfolio of websites and marketing partners each month. The results of VMC’s operations were included in the Company’s financial statements beginning April 26, 2005, and are reported in the WAS segment.

The aggregate consideration for the net assets acquired was approximately $10,979 which consisted of $4,679 in cash paid and includes acquisition costs of approximately $725 and shares of the Company’s common stock, with a fair value of $6,300, issuable in two tranches. The first tranche of stock consideration was distributed in July and September 2005 and included a total of 257,215 shares of the Company’s common stock with a fair value of approximately $3,300. Pursuant to the asset purchase agreement, as amended, the second tranche of stock consideration will be distributed by the Company no later than April 26, 2006, and requires the Company to issue common stock or cash with a fair value of $3,000 on the distribution date. The Company has recorded the second tranche of stock consideration in accrued liabilities as of December 31, 2005 and will reclassify the amount to additional paid in capital when the distribution is made.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

In addition, the Company has agreed to pay up to an aggregate of $5,050 in cash plus 334,288 shares of its common stock if VMC attains certain EBITDA (earnings before interest, tax, depreciation and amortization) benchmarks between April 26, 2005 and April 30, 2007.

The aggregate purchase price has been allocated to the tangible and identifiable intangible assets acquired on the basis of their fair values. The Company engaged a third-party valuation specialist to perform assessment of the acquired intangible assets. The final assessed values of intangible assets and goodwill are shown below.

Purchase Price:
Cash consideration paid	$3,954
Fair value of shares of issued common stock	3,300
Consideration to be paid in shares of common stock or cash and recorded as an accrued liability	3,000
Acquisition costs and expenses	725

Total consideration	$10,979

Tangible assets:
Fixed assets	$575
Intangible assets:
Software	90
Affiliate relationships	1,760
Supplier relationships	3,730
Non-compete agreement	310
Other intangible assets	620

7,085
Goodwill	3,894

Total assets acquired	$10,979

Tangible assets were valued at VMC’s respective net carrying amounts as management believed that these amounts approximated their fair values. The fair values of identifiable intangible assets acquired were based on a valuation and included amortizable intangible assets with estimated economic lives ranging from one and a half to five years and intangible assets with indefinite lives. The goodwill recorded in connection with the transaction is deductible for tax purposes.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of A1 Wireless and VMC occurred on January 1, 2004.

	2004	2005
Total revenue	$216,617	$323,858
Loss from continuing operations	(21,617)	(37,182)
Net loss attributable to common stockholders (a)	(43,666)	(37,182)
Net loss per share—basic and diluted	(3.01)	(1.07)

(a)	Excludes income (loss) from discontinued operations.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

(4)	Discontinued Operations

On December 31, 2005, the Company completed the sale of substantially all of the operating assets of its Liberty Wireless business for $2,318 including consideration payable in cash of up to $1,491 and notes receivable of $755, net of $35 discount. Of the consideration payable at closing in cash, approximately $784 was received in January 2006 and $707 was offset against service liabilities assumed by the Buyer in the transaction. The Company recorded a net gain on the sale of $1,355. In connection with this gain recognition on the sale, the Company considered the guidance of SAB Topic 5:E, Accounting for a Divesture Of A Subsidiary or Other Business Operation.

Under the terms of the notes receivable, the Company will receive proceeds due in installments through 2006. Although the notes do not bear interest, the Company has recorded the notes at a discount and will accrete interest income over their outstanding terms. Between January 1, 2006 and February 28, 2006, the Company received scheduled principal repayments of $58 on the notes receivable.

In connection with the transaction, the Company assigned its wholesale airtime agreement with Sprint to the Buyer and will no longer provide its own branded wireless airtime services to consumers. The Company entered into an MVNE Services agreement with the Buyer and will provide inventory fulfillment, customer activation and other back-office services directed by the Buyer for a period of one-year. Although the Company will receive cash flows from providing these services, the Company does not believe such activities performed for the Buyer constitute a continuation of activities of the disposed segment as the nature of the revenue that will be generated from these activities is different from the revenue generated by the former MVNO segment. In addition, such services will be performed at the direction of the Buyer as the Company retains no influence to manage or direct the operations acquired by the Buyer. Revenue and costs and expenses to be generated from this MVNE agreement are not expected to be significant to the revenue that had been generated by the Company’s MVNO operations for the year ended December 31, 2005 or prior years.

Summary operating results for the discontinued operating segment were as follows:

	For the Year Ended December 31,
	2003	2004	2005
Revenue	$36,060	$49,332	$23,221
Costs and expenses	40,416	44,986	23,650

Income (loss) from discontinued operations	($4,356)	$4,346	($429)

Balance sheet data included:
			December 31, 2005
Accounts and notes receivable, net			$1,848
Other current assets			582

Assets of discontinued operations			$2,430

Accounts payable			$931
Other accrued expenses			2,199

Liabilities of discontinued operations			$3,130

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

(5)	Long-lived Assets

Property and Equipment

Property and equipment, stated net of accumulated depreciation and amortization, consisted of the following as of December 31, 2004 and 2005:

	2004	2005
Computer and equpiment	$4,745	$7,117
Software	3,719	5,117
Furniture and fixtures	633	834
Leasehold improvements	638	1,675
Capitalized leases	648	1,243
Less: Accumulated depreciation and amortization	(6,512)	(9,504)

	3,871	6,482

Website and internal software development costs	6,993	14,162
Less: Accumulated depreciation and amortization	(4,889)	(8,523)

Website and internal software development costs, net	2,104	5,639

Total property and equipment, net	$5,975	$12,121

The cost of property and equipment under capital leases was $648 and $1,243 at December 31, 2004 and 2005, respectively. Accumulated depreciation for assets under capital leases was $19 and $278, at December 31, 2004 and 2005, respectively.

Website and internal software development costs

The Company capitalized a total of approximately $477, $253 and $647 during 2003, 2004 and 2005, respectively, relating to the development of the e-commerce platform. In addition, it capitalized costs incurred to develop certain internal use software of approximately $1,501, $3,008 and $6,729 in 2003, 2004 and 2005, respectively. The Company is amortizing the web development costs over a period of 18 months and internal use software costs over a period of 24 months. These costs are included in depreciation and amortization in the accompanying consolidated statements of operations. Amortization expense on the e-commerce platform and other internal use software development costs was approximately $1,357, $2,784 and $3,749 during 2003, 2004 and 2005, respectively.

Goodwill and intangible assets

Amortizable intangible assets were comprised of the following:

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software and technology	$1,033	$1,033	$—
Customer contracts	885	839	46
Other	1,575	131	1,444

Total	$3,493	$2,003	$1,490

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software and technology	$1,123	$1,045	$78
Customer contracts	885	885	—
Affliliate and carrier relationships	3,960	676	3,284
Non-compete agreements (a)	5,049	1,431	3,618
Other	1,935	1,104	831

Total	$12,952	$5,141	$7,811

(a)	On May 27, 2005, the Company completed the purchase of certain intangible assets of FONcentral.com, Inc. The aggregate consideration for the assets acquired was approximately $4,139 which consisted of $2,590 in cash, which included acquisition costs and accrued expenses of $151, plus 131,876 shares of common stock with a fair value equal to approximately $1,549.

Aggregate amortization expense for intangible assets was approximately $1,071 in 2004 and $3,138 in 2005. Estimated amortization expense based on current intangible balances is $3,986, $1,884, $930, $930, and $121 for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

The following table reflects the changes to the intangible assets with indefinite lives for December 31, 2004 and 2005:

WAS Segment
Balance as of January 1, 2004	$—
Balance as of December 31, 2004	$—
Supplier relationship	3,730
Trade names	1,110

Balance as of December 31, 2005	$4,840

The following table reflects the changes to goodwill by segment for the years ended December 31, 2004 and 2005:

	WAS Segment	Data Services Segment	Total
Balance as of January 1, 2004	$9,258	$221	$9,479
Balance as of December 31, 2004	$9,258	$221	$9,479
Goodwill arising from the A1 Wireless acquisition	17,988	—	17,988
Goodwill arising from the VMC acquisition	3,894	—	3,894
Sale of Data Services software assets	—	(221)	(221)

Balance as of December 31, 2005	$31,140	$—	$31,140

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

(6)	Debt

Debt consisted of the following:

	December 31,
	2004	2005
Borrowings under bank facility	$—	$15,000
Capital leases	540	851

	540	15,851
Less current maturities	(279)	(377)

Long-term debt	$261	$15,474

(a)	Bank Facilities

As of December 31, 2005 and 2004, the Company maintained a revolving operating line of credit with Comerica Bank, (“Comerica”), which allowed for aggregate borrowing of up to $25,000 subject to certain limits based on accounts receivable and inventory levels. At December 31, 2004 and 2005, the Company had $0 and $15,000 outstanding, respectively, under the revolving line of credit. As of December 31, 2005, the Company had an additional $1,700 of availability under the line of credit based on the limits described above. Borrowings outstanding under the revolving line of credit accrue interest at the bank’s LIBOR rate plus a margin of 2%. Interest payments are made on the last business day of each month. The Company is assessed a line of credit commitment fee quarterly by Comerica, based on the availability under the line of credit. The Company paid commitment fees of $56 and $25 during 2004 and 2005, respectively. The revolving line of credit expires effective January 1, 2007. Borrowings outstanding under the line of credit are secured by substantially all of the Company’s assets. This facility is secured by substantially all of the assets of the Company.

Under the terms of the bank credit facility, the Company is required to maintain a current ratio, as defined, of no less than 1.1 to 1. The Company is also required to maintain an unrestricted cash balance of no less than $10.0 million held at the bank and to meet certain minimum levels of EBITDA, as defined. As of December 31, 2005, the Company was not in compliance with the EBITDA covenant under the bank facility. It has requested and received a waiver of this covenant non-compliance for the month of December 2005. As of December 31, 2004 the Company was in compliance with all covenants. The Company issued common stock warrants to the bank of 12,699 in 2003, as partial compensation for the credit facilities. The estimated fair value of warrants issued during 2003 was approximately $2,672, using the Black-Scholes Model. On June 2, 2004, the Company issued 67,475 common stock warrants to Comerica. The estimated fair value of these warrants at the time of issuance was approximately $817.

(b)	Standby Letters of Credit

The Company had outstanding approximately $500 and $400 in a standby letter of credit in connection with a vendor obligation at December 31, 2004 and 2005, respectively. The Company held a certificate of deposit with Comerica as collateral for this letter of credit, which was classified as restricted cash equivalent included in non-current assets and current assets on the accompanying consolidated balance sheets as of December 31, 2004 and 2005, respectively.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

(c)	Capital Leases

In 2005, the Company entered into capital leases that consist of leased computer equipment. Capital lease obligations totaled $851 as of December 31, 2005.

(d)	Maturities of Long-Term Debt

The aggregate maturities of long-term debt which included amounts outstanding under the line of credit and capital lease obligations, at December 31, 2005, net of unamortized discounts approximate the following: $377 in 2006; $15,274 in 2007; $200 in 2008 and $0 thereafter.

(7)	Capital Stock

As of December 31, 2005, the Company has 200,000,000 and 10,000,000 authorized shares of common and preferred stock, respectively. At December 31, 2004 and 2005, there were 32,252,573 and 35,232,869 shares of common stock issued and outstanding, respectively. There were no shares of preferred stock outstanding as of December 31, 2004 and 2005.

During the twelve months ended December 31, 2005, the Company issued 625,617 shares of its common stock related to business and intangible asset acquisitions during 2005 as described in Notes 3 and 5; repurchased 1,081,487 shares under a stock repurchase program; issued 2,450,495 and 75,226 shares in connection with stock option exercises and lapses of restrictions on common stock, respectively; and 910,418 shares were issued in exercise of warrants and other events.

On November 19, 2004, the Company issued 6,500,000 additional shares of its common stock in an initial public offering, at a price of $19.00 per share for proceeds of $110,838 net of issuance costs of $4,017. In connection with this offering, the Company also issued 13,619,536 shares in exchange for all outstanding preferred stock.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

(a)	Preferred Stock

In November 2004, upon the closing of the Company’s initial public offering, all issued and outstanding shares of its redeemable convertible preferred stock were automatically converted into approximately 13.6 million shares of common stock. Each share of Series A and B preferred stock outstanding was converted into common stock at an exchange ratio of 0.83 shares of common stock for 1 share of preferred stock. Each share of Series C, D, and D-1 preferred stock outstanding was converted into common stock at an exchange ratio of 0.42 shares of common stock for 1 share of preferred stock. All other shares of preferred stock outstanding were converted into common stock at an exchange ratio of 0.33 shares of common stock for 1 share of preferred stock, as follows:

Shares of common stock issued
Series A	557,320
Series B	1,902,239
Series C	2,808,696
Series D and D-1	4,412,779
Series D-2	138,892
Series D-3	264,261
Series D-4	—
Series D-5	224,132
Series E	3,311,217

Shares of common stock issued for preferred stock	13,619,536

The Company and certain stockholders of the Company entered into an Investor Rights Agreement (the “Agreement”) in connection with the Company’s issuances of preferred stock. The provisions of the Agreement that remain operative following the Company’s initial public offering govern registration rights for certain shares of its common stock.

(b)	Common Stock

Holders of shares of common stock are entitled to one vote per common share held on all matters voted on by the Company’s stockholders. Dividends may be declared and paid on common stock shares at the discretion of the Company’s board of directors. However, the Company’s ability to pay dividends is substantially restricted under the terms of its line of credit. No dividends on shares of common stock have been declared or paid through December 31, 2005.

(c)	Repurchase of Common Stock

On August 17, 2005, the Company’s board of directors authorized the repurchase of up to $30,000 of the Company’s common stock through August 2006. The shares may be repurchased by the Company from time to time at prevailing market prices. The timing and amount of any shares repurchased are based on market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so by laws prohibiting insider trading or by self imposed trading black out periods. There is no guarantee as to the exact number of shares that will be repurchased under the stock repurchase program, and the Company may discontinue purchases at any time. The Company intends to fund its share repurchases with cash on hand and cash generated from future operations. During the year ended December 31,

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

2005, the Company repurchased 1,081,487 shares of its common stock at an average price of $12.10 per share for approximately $13,088. All shares repurchased were returned to the status of authorized by un-issued shares of common stock as of December 31, 2005.

(d)	Stock-Based Benefit Plans

1999 Stock Incentive Plan

The Company’s 1999 Stock Incentive Plan (the “1999 Plan”), which was adopted by the board of directors in December 1999, provided for grants of stock-based awards from time to time to employees, officers, directors and consultants of the Company at exercise prices determined by the board of directors. Options granted under the 1999 Plan generally vest over a four-year period and expire ten years from the grant date. As of November 19, 2004, no additional options were available for grant under the 1999 Plan due to the adoption of the 2004 Equity Incentive Plan (the “2004 Plan”).

2004 Equity Incentive Plan

The 2004 Plan, which was adopted by the board of directors and approved by the stockholders in September 2004, allows for grants of stock-based awards from time to time to employees, officers, directors and consultants of the Company at exercise prices determined by the board of directors. Options to purchase a total of 3,000,000 shares of common stock were originally authorized for issuance under the 2004 Plan, which amount may be increased by up to an additional 5,943,992 from the following sources: (1) shares subject to options or other awards outstanding under the 1999 Plan as of the date of its termination which expire or otherwise terminate for any reason, without having been exercised or settled in full and (2) shares acquired under the 1999 Plan forfeited to us on or after the date of its termination.

For incentive stock options, the exercise price must be at least equal to fair market value at the date of grant. For nonqualified stock options, the option may be granted with an exercise price less than fair market value. Options granted under the 2004 Plan generally vest over a period to be determined by the administrator and expire ten years from the grant date. As of December 31, 2005, 1,014,668 options were available for future grant under the 2004 Plan.

During 2003, 2004 and 2005, the Company granted to non-employees 33,500, 86,600 and 18,000, respectively, options to purchase common stock of the Company, pursuant to the Plans. The estimated fair value of the options was determined using the Black-Scholes Model (see note 2(n)). The Company recorded compensation expense relating to the options of approximately $593, $1,232 and $243, respectively, for the years ended December 31, 2003, 2004 and 2005.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

The following table summarizes the activity for stock options granted to employees and non-employees for the years ended December 31, 2003, 2004 and 2005:

	Number of options	Weighted average exercise price	Range of exercise
Balance January 1, 2003	3,919,034	$5.10	$0.60 – 15.60
Granted	811,217	11.52	5.88 – 14.04
Exercised	(414,092)	0.68	0.60 – 3.48
Forfeited	(559,699)	8.58	0.60 – 15.60

Balance December 31, 2003	3,756,460	6.12	0.60 – 15.60
Granted	3,741,991	6.36	2.31 – 16.00
Exercised	(283,457)	1.30	0.60 – 14.04
Forfeited	(585,525)	9.93	0.60 – 16.00

Balance December 31, 2004	6,629,469	6.12	0.60 – 16.00
Granted	1,580,400	18.72	10.07 – 25.36
Exercised	(2,450,495)	4.60	0.60 – 15.60
Forfeited	(643,405)	16.22	0.60 – 25.36

Balance December 31, 2005	5,115,969	$9.47	$0.60 – 25.36

Weighted average grant date fair value per option was $11.87, $12.36 and $10.26 as of December 31, 2003, 2004 and 2005, respectively.

Information regarding options outstanding at December 31, 2005 was as follows:

	Options Outstanding		Options Exercisable
Range of exercise price	Number of options	Weight average remaining contractual life (in years)	Number of options	Weighted average exercise price
$ 0.60 – $ 3.90	483,152	6.6	311,786	$2.39
$ 5.88 – $ 7.80	2,882,581	7.9	1,448,126	6.58
$ 10.00 – $ 14.04	510,112	8.7	194,334	12.74
$ 15.25 – $ 16.49	856,224	9.3	109,328	15.98
$ 25.36	383,900	9.1	83,350	25.36

	5,115,969	8.2	2,146,924	$7.74

As of December 31, 2003, 2004 and 2005, the weighted average remaining contractual life of the options outstanding was approximately 1.8, 8.3, and 8.2 years, respectively. Options to purchase 2,085,457, 2,409,751 and 2,146,924 shares of common stock with a weighted average exercise price of $4.53, $4.87 and $7.74 were exercisable at December 31, 2003, 2004 and 2005, respectively.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

Restricted Common Stock

During the twelve months ended December 31, 2005, the Company had granted 1,288,533 shares of restricted common stock to certain of its key employees. The restrictions on this common stock lapse and the stock vests over periods ranging up to 4 years from the grant date. At December 31, 2005, 75,226 shares have been vested and were included as outstanding shares in the calculations of basic and diluted weighted average shares as of December 31, 2005. The weighted average fair value per restricted share of common stock granted in 2005 was $15.70.

Number of Restricted Stock Awards
Balance January 1, 2005	—
Granted	1,288,533
Released	(75,226)
Surrendered for taxes	(12,262)
Forfeited	(63,167)

Balance December 31, 2005	1,137,878

Stock Purchase Warrants

Warrants to purchase shares of common stock were granted with exercise prices ranging between $0.03 and $15.60, and terms ranging between 5 and 9 years. The estimated fair value of the warrants granted was determined using the Black-Scholes Model. Weighted average grant date fair value per share of warrants granted in 2003 and 2004 were $13.00 and $11.44, respectively.

The following table summarizes the activity for warrants to purchase common stock, including warrants granted in connection with the long-term debt (see Note 6) for the years ending December 31, 2003, 2004 and 2005:

	Number of warrants	Weighted average exercise price	Range of exercise
Balance January 1, 2003	464,547	$0.93	$0.03 – 15.60
Granted	499,925	1.53	0.03 – 14.04
Exercised	(83,596)	0.03	0.03 – 15.60

Balance December 31, 2003	880,876	1.29	0.03 – 15.60
Granted	106,822	4.69	0.03 – 5.88
Contingent warrants issuances	136,618	0.03	0.03
Conversion of preferred stock warrants	989,230	8.16	0.03 – 11.16
Exercised	(332,623)	0.03	0.03

Balance December 31, 2004	1,780,923	4.81	0.03 – 15.60
Exercised	(910,446)	1.53	0.03 – 14.04
Surrendered for cashless exercise	(82,614)	6.65	0.03 – 14.04

Balance December 31, 2005	787,863	$8.41	$0.03 – 15.60

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

(8)	Income Taxes

SFAS No. 109 establishes financial accounting and reporting standards for the effects of income taxes. During the years ended December 31, 2003, 2004 and 2005, the Company did not have any income tax expense or benefit because a full valuation allowance was provided against its net deferred tax assets. As of December 31, 2004 and 2005, the components of the net deferred tax asset are as follows:

	2004	2005
Deferred tax assets:
Accrued compensation	$4,795	$2,482
Capitalized costs & other items	2,765	2,931
Net operating loss carryforwards	37,070	50,353

Total deferred tax assets	44,630	55,766
Deferred tax liabilities:
Depreciation	(1,555)	(2,003)
Acquired intangibles	(524)	(340)
Other	(4,006)	(1,916)

Total deferred tax liabilities	(6,085)	(4,259)

Net deferred tax assets	38,545	51,507
Less: Valuation allowance	(38,545)	(51,507)

	$—	$—

SFAS No. 109 requires the Company to evaluate the recoverability of its deferred tax assets on an ongoing basis. The assessment is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of the Company’s net deferred assets will be realized in future periods. The ultimate recoverability of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon such factors as the lack of a significant history of material profits, possible increases in expense levels to support growth, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carryback capacity to realize the deferred tax assets, and the uncertainty regarding the market acceptance of new product offerings, management does not at this time believe it is more likely than not that the Company will realize the benefits of these net deferred tax assets. Therefore, a full valuation allowance against the net deferred tax assets has been provided as of December 31, 2004 and 2005.

The net changes in the total valuation allowance, for the years ended December 31, 2004 and 2005 were an increase of $4,919 and $12,962, respectively. Approximately $5,715 of the valuation allowance relates to acquired deferred tax assets, and pursuant to the requirements of FAS 109 any subsequent recognition of these deferred tax assets will be applied to reduce goodwill and other intangibles.

As of December 31, 2005, the Company had approximately $131,642 of available net operating loss (NOL) carryforwards. Due to ownership changes, certain of these NOL carryforwards are subject to limitations under Section 382 of the Internal Revenue Code. Generally, these limitations restrict the availability of NOL carryforwards on an annual basis. The net operating loss carryforwards will begin to expire in 2019.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

The Company did not have any income tax expense or benefit nor make any cash payments for income taxes for the years ended December 31, 2003, 2004 and 2005. The difference between the expected income tax benefit for the years ended December 31, 2003, 2004 and 2005, computed by applying the U.S. federal income tax rate of 35%, and actual income tax benefit, is as follows:

	2003	2004	2005
Expected Federal income tax benefit	$(7,077)	$(3,584)	$(13,368)
Permanent differences	154	45	76
State income taxes, net of Federal benefit	(989)	(505)	(1,234)
Change in valuation allowance	7,912	4,044	12,962
Change in provisional rate/other	—	—	1,564

Income tax expense	$—	$—	$—

(9)	Segment Information

The Company’s reportable segments are strategic business units that offer different products and services. The Company classifies its business into three segments: WAS; MVNE Services and Data Services. The Company’s management evaluates revenue and cost of revenue for these three segments. A significant portion of the Company’s operating expenses are shared between these segments and therefore, management analyzes operating results for these segments on a combined basis. Management does not review any report presenting segment balance sheet information. The accounting policies for the segments are the same as those described in the summary of significant accounting policies (see Note 2). No transactions between segments exist. Segment data excludes revenue and cost of revenue of discontinued operations for all periods presented.

Revenue and cost of revenue for the Company’s three business units is presented below:

	2003	2004	2005
Revenue:
WAS (a)	$91,168	$147,527	$312,504
MVNE Services (b)	—	—	3,399
Data Services	8,908	7,341	4,636

Total revenue	$100,076	$154,868	$320,539

Cost of revenue, exclusive of depreciation and amortization:
WAS (a)	$45,360	$83,062	$190,507
MVNE Services (b)	—	—	473
Data Services	3,932	1,765	750

Total cost of revenue	$49,292	$84,827	$191,730

(a)	WAS segment includes financial results of the Wireless Activation and Satellite Television business units. In 2005, operations include the results of A1 Wireless and VMC beginning January 1, and April 26, respectively.
(b)	Operations commenced in late 2004, no revenues/cost of revenues were generated by unit until 2005.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

(10)	Commitments and Contingencies

Operating	Leases

The Company leases office and warehouse space under various operating leases through 2009. Rent expense was approximately $949, $1,088, and $1,760 for the years ended December 31, 2003, 2004 and 2005, respectively. Minimum future lease payments under these operating leases as of December 31, 2005 approximate the following: $1,897 for 2006; $1,480 for 2007; $1,103 for 2008; $459 for 2009 and $0 thereafter.

Legal	Matters

The company is subject to litigation, claims and assessments in the normal course of business including those arising from business combinations. The company does not believe that any existing or anticipated litigation, claims or assessments will have a material affect on the consolidated financials statements.

On August 5, 2004, Avesair, Inc., one of the companies the assets of which the Company acquired, filed suit against the Company demanding, among others matters, that the Company issue it shares of the Company’s common stock valued at approximately $4,000 as additional consideration for the acquisition. This amount represents the maximum number of shares of common stock that Avesair could earn for achieving certain performance-based targets under the agreement pursuant to which the Avesair assets were purchased. The Company believes Avesair failed to achieve the performance based targets and intends to vigorously contest this matter. Accordingly, we have not accrued for this claim at December 31, 2005. However, any adverse resolution of this matter could have a material adverse impact on the Company’s financial results.

On July 25, 2005, the Federal Communications Commission (FCC) issued a Notice of Apparent Liability, asserting that the Company registered with the FCC and reported and contributed to the Universal Service Fund (USF) and the Telecommunications Relay Service Fund later than required by FCC rules. The FCC has preliminarily proposed to fine the Company approximately $820 for late payment of such fees. The Company does not believe that an FCC penalty is appropriate under such circumstances, and in a letter dated August 24, 2005 the Company responded to the FCC’s preliminary finding and asserted that no fine is appropriate under the circumstances. The Company has not received any further correspondence on this matter from the FCC since this letter. However, any adverse resolution of this matter could have a material adverse impact on its financial results.

(11)	Related-Party Transactions

Receivable from Stockholder—In 2001, the Company loaned $1,000 to the founder and CEO of the Company. The loan had an interest rate of 6% and was paid in full on November 30, 2004. For the year ended 2004, the loan earned $179 of cumulative interest income.

(12)	InPhonic, Inc., 401(k) Plan

The Company’s 401(k) Plan provides retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) plan provides tax-deferred salary deductions of up to 15% of compensation for eligible employees. Employees are eligible to participate once they have completed one hour of service. The Company may make discretionary matching contributions to the 401(k) plan. The Company did not make any discretionary matching contributions during 2003, 2004 and 2005.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share and share amounts)

(13)	Quarterly Results (unaudited)

The following sets forth unaudited selected financial data on a quarterly basis for the years ended December 31, 2004 and 2005.

	Quarters Ended 2004
	March 31	June 30	September 30	December 31
Revenue	$27,556	$37,774	$40,822	$48,716
Cost of revenue	15,284	20,075	22,136	27,332
Loss from continuing operations	(5,549)	(3,535)	(2,178)	(3,323)
Income (loss) from discontinued operations	765	611	1,036	1,934
Net loss	(4,784)	(2,924)	(1,142)	(1,389)
Net loss attributed to common stockholders	(6,899)	(6,466)	(11,014)	(7,909)
Basic and diluted loss per share:
Net loss from continuing operations	$(0.67)	$(0.61)	$(1.03)	$(0.46)
Net gain (loss) from discontinued operations	0.07	0.05	0.09	0.09

Basic and diluted net loss per share	$(0.60)	$(0.56)	$(0.94)	$(0.37)

Basic and diluted weighted average shares	11,547,514	11,576,364	11,720,861	21,385,595

	Quarters Ended 2005
	March 31	June 30	September 30	December 31
Revenue	$68,151	$75,226	$91,960	$85,202
Cost of revenue	40,123	42,004	53,753	55,850
Loss from continuing operations	(7,418)	(1,162)	(4,366)	(24,820)
Income (loss) from discontinued operations	424	(490)	(587)	(1,131)
Net loss	(6,994)	(1,652)	(4,953)	(24,596)
Net loss attributed to common stockholders	(6,994)	(1,652)	(4,953)	(24,596)
Basic and diluted loss per share:
Net loss from continuing operations	$(0.22)	$(0.04)	$(0.12)	$(0.70)
Net gain (loss) from discontinued operations	0.01	(0.01)	(0.02)	0.01

Basic and diluted net loss per share	$(0.21)	$(0.05)	$(0.14)	$(0.69)

Basic and diluted weighted average shares	32,901,398	33,847,007	35,515,210	35,463,559

On November 19, 2004 the Company closed its initial public offering in which it sold 6,500,000 shares of its common stock at a price of $19.00 per share (see Note 7).

Revenue, cost of revenue and loss from continuing operations amounts reported here-in exclude amounts related to discontinued operations as such amounts presented above differ from reported in each respective period in prior Company Forms 10-Q and 10-K.

See report of Grant Thornton LLP, Independent Registered Public Accounting Firm on page F-2.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

InPhonic, Inc. and subsidiaries:

Under date of March 8, 2005, except as to note 1(c) and note 4, which are as of March 16, 2006, we reported on the consolidated balance sheet of InPhonic, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2004, which are included in this annual report on Form 10-K. Our report includes an explanatory paragraph that states that the Company adopted the provisions of Emerging Issues Task Forces Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” effective July 1, 2003, and Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” effective January 1, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

McLean, Virginia

March 8, 2005, except

as to note 1(c) and note 4,

which are as of March 16, 2006

INPHONIC, INC. & SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions	Balance at end of period
Year ended December 21, 2003
Deferred tax asset valuation allowance	$26,605	$6,734	$287	(a)	$—	$33,626
Reserve for doubtful accounts	200	46	—		—	246

Year ended December 31, 2004
Deferred tax asset valuation allowance	33,626	4,919	—		—	38,545
Reserve for doubtful accounts	246	706	—		—	952

Year ended December 31, 2005
Deferred tax asset valuation allowance	38,545	12,962	—		—	51,507
Reserve for doubtful accounts	952	1,702	(612	)(b)	—	2,042

(a)	Represents deferred tax asset valuation allowance arising from business combinations

(b)	Represents amount included in discontinued operations due to the sale of Liberty Wireless in December 2005.