Form 10-Q
period 2006-03-31
INPHONIC INC
filed 2006-05-10
CIK 1133324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐  Accelerated filer    ☒  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐.    No  ☒.

The registrant had 35,835,157 shares of common stock outstanding as of April 28, 2006.

INPHONIC, INC.

INDEX

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INPHONIC, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share and share amounts)

	December 31, 2005	March 31, 2006
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$70,783	$63,854
Short-term investments	—	5,000
Accounts receivable, net of allowance of $2,042 and $1,695, respectively	34,606	35,216
Inventory, net	17,693	23,079
Prepaid expenses	2,405	3,417
Other current assets	6,823	2,821
Current assets of discontinued operations	2,430	1,527

Total current assets	134,740	134,914
Restricted cash and cash equivalents	400	—
Property and equipment, net	12,121	14,032
Goodwill	31,140	34,125
Intangible assets, net	12,651	11,606
Deposits and other assets	3,058	3,745

Total assets	$194,110	$198,422

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and capital leases	$377	$15,385
Accounts payable	29,556	38,721
Accrued expenses and other liabilities	31,588	29,457
Deferred revenue	14,135	13,929
Current liabilities of discontinued operations	3,130	1,681

Total current liabilities	78,786	99,173
Long term debt and capital lease obligations, net of current maturities	15,474	385

Total liabilities	94,260	99,558

Stockholders’ equity:
Common stock, $0.01 par value
Authorized 200,000,000 shares at December 31, 2005 and March 31, 2006; issued and outstanding 35,232,869 and 35,356,326 shares at December 31, 2005 and March 31, 2006, respectively	353	354
Additional paid-in capital	264,155	267,088
Accumulated deficit	(164,658)	(168,578)

Total stockholders’ equity	99,850	98,864

Total liabilities and stockholders’ equity	$194,110	$198,422

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share and share amounts)

	Three Months Ended March 31,
	2005	2006
Revenue:
Activations and services	$49,751	$67,135
Equipment	18,400	20,236

Total revenue	68,151	87,371
Cost of revenue, exclusive of depreciation and amortization:
Activations and services	1,173	260
Equipment	38,950	47,921

Total cost of revenue	40,123	48,181
Operating expenses:
Sales and marketing, exclusive of depreciation and amortization	17,498	26,722
General and administrative, exclusive of depreciation and amortization	16,278	13,231
Depreciation and amortization	1,777	3,483
Restructuring costs	149	—

Total operating expenses	35,702	43,436

Operating loss	(7,674)	(4,246)

Other income (expense):
Interest income	482	627
Interest expense	(226)	(336)

Total other income	256	291

Loss from continuing operations	(7,418)	(3,955)
Discontinued operations:
Income from discontinued operations	424	35

Net loss	$(6,994)	$(3,920)

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.22)	$(0.11)
Net income from discontinued operations	0.01	0.00

Basic and diluted net loss per share	$(0.21)	$(0.11)

Basic and diluted weighted average shares outstanding	32,901,398	35,348,335

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance, December 31, 2005	35,232,869	$353	$264,155	$(164,658)	$99,850
Stock-based compensation expense	—	—	3,002	—	3,002
Repurchase and retirement of common stock	(62,761)	(1)	(502)	—	(503)
Exercise of common stock options, restricted stock awards, and other	186,218	2	433	—	435
Net loss	—	—	—	(3,920)	(3,920)

Balance, March 31, 2006	35,356,326	$354	$267,088	$(168,578)	$98,864

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2005	2006
Cash flows from operating activities:
Net loss	$(6,994)	$(3,920)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,777	3,483
Non-cash interest expense, net	162	16
Stock-based compensation	7,004	2,882
Changes in operating assets and liabilities, net of assets and liabilities received from business acquisition:
Accounts receivable	(9,975)	(1,083)
Inventory	(5,129)	(5,386)
Prepaid expenses	(1,316)	(1,012)
Other current assets	(197)	4,006
Deposits and other assets	(312)	(109)
Accounts payable	3,387	8,432
Accrued expenses and other liabilities	(1,594)	(5,878)
Deferred revenue	3,703	(206)

Net cash provided (used) in operating activities	(9,484)	1,225
Cash flows from investing activities:
Capitalized expenditures, including internal capitalized labor	(2,078)	(4,199)
Cash paid for acquisitions	(45)	—
Purchase of short-term investments	(4,967)	(5,000)
Proceeds from the sale of assets of discontinued operations	—	794
Reduction in restricted cash and cash equivalents	—	400

Net cash used in investing activities	(7,090)	(8,005)
Cash flows from financing activities:
Principal repayments on debt	(80)	(81)
Cash paid for repurchase of common stock	—	(502)
Proceeds from exercise of warrants and options	647	434
Net costs of initial public offering	(203)	—

Net cash provided (used) by financing activities	364	(149)

Net decrease in cash and cash equivalents	(16,210)	(6,929)
Cash and cash equivalents, beginning of the period	100,986	70,783

Cash and cash equivalents, end of the period	$84,776	$63,854

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	$62	$260
Income taxes	—	—
Supplemental disclosure of non-cash activities:
Issuance of common stock in business acquisition	$3,736	$—
Release of funds in escrow related to A1 Wireless acquisition	10,700	—
VMC earn-out consideration included in accrued liabilities	—	2,985

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

(1)	The Company and Basis of Presentation

(a)	Preparation of Interim Financial Statements

We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the U.S Securities and Exchange Commission (the “SEC”) for interim financial reporting. The financial information included herein, other than the consolidated balance sheet as of December 31, 2005, has been prepared without audit. The consolidated balance sheet at December 31, 2005 has been derived from, but does not include all the disclosures contained in the audited financial statements for the year ended December 31, 2005. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In the opinion of management, these unaudited statements include all the adjustments and accruals necessary for a fair presentation of the results of the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year. Certain prior year amounts have been reclassified to conform to the current period presentation.

(b)	Business

We are a leading online seller of wireless services and devices based on the number of activations of wireless services sold online in the United States. We sell wireless service plans and devices, including satellite television services through our own branded websites; including Wirefly.com, A1 Wireless.com, and VMCsatellite.com and through websites that we create and manage for third parties. We offer marketers the ability to sell wireless voice and data services and devices under mobile virtual network enabler (“MVNE”) agreements. This service utilizes the same e-commerce platform, operational infrastructure and marketing relationships that we use in our operations. We provide customers the ability to organize personal communication by providing real time wireless access to e-mail, voicemail, faxes, contacts, scheduling, calendar and conference calling functionality through a website or telephone.

(c)	Risks and Uncertainties

Our operations are subject to certain risks and uncertainties including, among others, actual and potential competition by entities with greater financial resources, rapid technological changes, the need to retain key personnel and protect intellectual property and the availability of additional capital financing on terms acceptable to us.

Since inception we have incurred net losses attributable to common stockholders of approximately $168,578. To date, management has relied on debt and equity financings to fund our operating deficit. While we currently have $68,854 of cash and cash equivalents and short-term investments on hand as of March 31, 2006, we may require additional financing to fund future operations.

(d)	Acquisitions and Discontinued Operations

We acquired certain assets and assumed certain liabilities of A1 Wireless USA, Inc. (“A1 Wireless”) on January 4, 2005 and VMC Satellite, Inc. (“VMC”) on April 26, 2005. We accounted for

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

these transactions using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly our results of operations include the operating results of A1 Wireless effective January 1, 2005 and VMC as of the April 26, 2005 acquisition date.

On December 31, 2005, we completed the sale of substantially all of the operating assets of our mobile virtual network operator (“MVNO”) Liberty Wireless (“Liberty”) to Teleplus Wireless Corp, a subsidiary of Teleplus Enterprises, Inc. The Liberty sale has enabled us to streamline and focus our resources on our other operations including the growth of our MVNE . The sale of Liberty was recorded as a discontinued operation in the financial statements pursuant to SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets.

(2)	Summary of Significant Accounting Policies

(a)	Revenue Recognition

Activations and Services Revenue

We recognize revenue from the sale of wireless services and the provisioning of MVNE and data services.

Wireless Services: We generate revenue from wireless carriers, including a satellite television carrier, who pay commissions and volume and performance-based bonuses, for activating wireless subscribers. We recognize commissions from wireless carriers upon shipment of activated devices to the customer. In addition to activation commissions certain carriers pay us a monthly residual fee either for as long as a customer who we activate for that carrier continues to be its subscriber, or for a fixed period of time depending on the carrier. We purchase satellite activation certificates evidencing activation rights in advance of their resale to customers. Revenue from satellite television customers includes sales of these satellite activation certificates, net of the certificate cost, as we are acting as an agent in the transaction. Our wireless revenue is reduced for estimated deactivations of customers prior to the expiration of a time period that ranges 120 to 210 days from the date of activation, depending on the wireless carrier. We estimate deactivations based on historical experience, which we developed based on our experience with carriers, customer behavior and sources of customers, among other factors, allowing us to accrue estimates with what we believe is a high degree of certainty. If we determine that we cannot accurately predict future deactivation experience, we may be required to defer 100% of our carrier commissions revenue until the expiration of the appropriate chargeback period. Our reserves for deactivations are included in accounts receivables and deferred revenue on the accompanying balance sheets.

In addition to receiving commissions for each wireless subscriber activated, we earn performance bonuses from the wireless carriers based on negotiated performance targets. The most significant bonus we earn is the quarterly volume bonus, which we bill wireless carriers for on a monthly basis, based on current month activations. We record these bonuses as deferred revenue at the time of billing until we achieve the quarterly targets. We also earn other quarterly bonuses from certain carriers for maintaining low customer churn and signing up customers for certain additional monthly “features” such as text messaging or data service. Wireless carriers also periodically offer bonuses for achieving monthly volume and other performance targets. We recognize these monthly bonuses as earned in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. Revenue is recognized only when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. Amounts collected in cash prior to meeting the above criteria are recorded as deferred revenue. Through 2005, commission revenue earned from the activation of carrier features had been deferred until the contractual chargeback period had lapsed. Beginning in 2006, we began to estimate commission revenue earned from feature activations based on historical experience which we have developed based on our experience with carriers and customer behavior over a period of time in excess of 24-months. This allows us to accrue estimates with what we believe is a high degree of certainty in accordance with SAB 104. Activation and service revenue included $669 as a result of this change.

MVNE Services: We offer marketers the ability to sell wireless services to their customers under their own brands using our e-commerce platform and operational infrastructure through MVNE contracts. We receive fees for the development of the network platform, as well as for operational support services. We defer the fees attributable to the production of the network platform and recognize these fees and costs over the expected life of the agreement (typically 12 to 48 months). Prepaid fees are deferred until all revenue criteria have been satisfied. Deferred revenue as of December 31, 2005 and March 31, 2006 included $1,852 and $1,918, respectively, from MVNE contracts.

Data Services: We sell data services, including a service that allows customers to access email, voicemail, facsimiles, contacts and personal calendar information through a website or a telephone; wireless email; and mobile marketing services. We bill customers and recognize revenue monthly, as the services are performed.

Equipment Revenue

Revenue from the sale of wireless devices and accessories in a multiple-element arrangement with services are recognized at the time of sale in accordance with Emerging Issues Task Force EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, when fair value of the services element exists. Customers have the right to return devices within a specific period of time or usage, whichever occurs first. We provide an allowance for estimated returns of devices based on historical experience. In accordance with the provisions of SAB No. 104, we determined we have sufficient operating history to estimate equipment returns. In connection with wireless activations, we sell customers wireless devices at a significant discount, which is generally in the form of a rebate. Rebates are recorded as a reduction of revenue. We recognize equipment revenue, less a reserve for customer rebates, which is based on historical experience of rebates claimed. Future experience could vary based upon rates of consumers redeeming rebates.

(b)	Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable. We extend credit to wireless network carriers (“carriers”) on an unsecured basis in the normal course of business. Three carriers accounted for 67% and 70% of accounts receivable, net of the deactivation reserve, as of December 31, 2005 and March 31, 2006, respectively.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

For the three months ended March 31, 2005 and 2006, revenue from three carriers exceeded 10% of our total revenue. Revenue as a percentage of total revenue for these carriers was as follows:

	Three Months Ended March 31,
	2005	2006
Customer A	24%	35%
Customer B	24%	16%
Customer C	22%	15%

Total	70%	66%

(c)	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2005 and March 31, 2006 consisted of:

	As of
	December 31, 2005	March 31, 2006
Accrued consumer liabilities	$18,289	$15,478
Accrued payroll and related expenses	1,452	1,073
Accrued acquisition costs and severance costs	5,063	7,769
Accrued taxes payable	593	389
Other	6,191	4,748

	$31,588	$29,457

(d)	Restructuring Costs

We implemented a restructuring plan in the first quarter of 2005 following the acquisition of A1 Wireless, to take advantage of synergies gained through the acquisition and to restructure our operations for efficiency purposes. For the three months ended March 31, 2005, we recognized $149 in restructuring costs, all of which related to workforce reduction. All costs related to this plan were paid out in 2005.

(e)	Stock-Based Compensation

We adopted Statement of Financial Accounting Standards “SFAS” No. 123 (revised 2004), Share Based Payment (SFAS No. 123(R)) on January 1, 2006 using the modified prospective application method (“MPA”). SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments (usually stock options or unvested (restricted) stock awards based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period).

Prior to our adoption of SFAS No. 123(R), we applied the intrinsic value method of accounting for employee stock-based compensation as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation (“FIN”) No. 44, Accounting for Certain Transactions involving Stock Compensation an

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

Interpretation of APB Opinion No. 25, to account for our stock option grants to employees. Under this method, compensation expense was recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, we had elected to continue to apply the intrinsic value-based method of accounting described above, and had adopted the disclosure requirements of SFAS No. 123. All shares of restricted stock awarded to employees were accounted for at fair value in accordance with SFAS No. 123.

Under the MPA method, compensation cost for all share-based payments granted prior to, but not vested as of December 31, 2005, is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and compensation cost for all share based payments granted subsequent to December 31, 2005, will be based on the grant date fair value estimated in accordance with the provisions of SFAS No.123(R). Results for prior periods have not been restated. We use the ratable method of attributing the value of stock-based compensation to expense. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option.

Stock Options – We have two stock plans under which we have issued or may issue options to purchase shares of our common stock. The 1999 Stock Incentive Plan (the “1999 Plan”), provided for grants of stock-based awards from time to time to employees, officers, directors and consultants of the Company at exercise prices determined by the board of directors. Options granted under the 1999 Plan generally vest over a four-year period and expire ten years from the grant date. As of November 19, 2004, no additional options were available for grant under the 1999 Plan due to the adoption of the 2004 Equity Incentive Plan (the “2004 Plan”).

The 2004 Plan allows for grants of stock-based awards from time to time to employees, officers, directors and consultants at exercise prices determined by the board of directors. For incentive stock options, the exercise price must be at least equal to fair market value at the date of grant. For nonqualified stock options, the option may be granted with an exercise price less than fair market value. Options granted under the 2004 Plan vest over a period to be determined by the administrator, generally four years, and expire ten years from the grant date.

For the three months ended March 31, 2006 as a result of our adoption of SFAS No. 123 (R), we recognized stock-based compensation expense related to employee options granted prior to January 1, 2006 of $1,899 of which $148 was capitalized in accordance with our compensation policies and SFAS No. 123(R).

In addition on March 22, 2006, we granted options to certain of our employees to purchase 679,900 shares of our common stock at an exercise price of $6.46 per share. The grant date fair value of employee share options was estimated using the Black Scholes option-pricing model with the

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

following assumptions: an expected life averaging 5.77 years; an average volatility of 72%; no dividend yield; and a risk-free interest rate averaging 4.69%. The weighted average fair value per share of options granted was $4.28. Compensation cost of the grant was reduced by an estimated forfeiture amount based on an annual experience rate of 9.93%. As of the date of grant, total compensation cost related to the grant including estimated forfeitures was approximately $2,324. Stock-based compensation expense for this grant for the three months ended March 31, 2006 was $29.

The impact of adopting SFAS No. 123(R) increased stock-based compensation expense included in our operating expenses and reduced net income from continuing operations by approximately $850 for the three months ended March 31, 2006 or $0.02 per basic and diluted share. There was no impact from the adoption on cash flow from operations or cash flows from financing activities.

The following table summarizes the activity for stock options granted to employees and non-employees for the three months ended March 31, 2006.

	Number of options	Weighted average exercise price	Weighted average contractual term	Aggregate intrinsic value
Balance January 1, 2006	5,115,969	$9.47
Granted	679,900	6.46
Exercised	(93,409)	5.07
Forfeited	(151,929)	13.06

Balance March 31, 2006	5,550,531	$9.06	8.17	$4,870

Ending vested & expected to vest	5,119,324	$9.02	8.09	$4,603

Exercisable at March 31, 2006	2,406,746	$8.13	7.28	$2,590

The weighted-average grant date fair value of options granted during the three months ended March 31, 2006 was $4.28. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $139.

Restricted Common Stock – During the three months ended March 31, 2006, we granted 462,709 shares of restricted common stock to certain of our key employees. The restrictions on this common stock lapse and the stock vests over periods ranging up to 4 years from the grant date. The following table summarizes the activity for restricted stock for the three months ended March 31, 2006.

	Number of restricted stock awards	Weighted-average grant-date fair value
Nonvested at January 1, 2006	1,137,878	$16.48
Granted	462,709	6.46
Vested	(92,809)	16.83
Surrendered for taxes	(4,710)	13.31
Forfeited	(63,067)	20.04

Nonvested at March 31, 2006	1,440,001	$13.23

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

As of March 31, 2006, there was approximately $12,200 of total unrecognized compensation cost related to restricted share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.65 years. The total fair value of shares vested during the three months ended March 31, 2006 was approximately $1,600.

Warrants – During the three month period ended March 31, 2006, we did not grant any warrants to purchase shares of our common stock. Warrants outstanding at March 31, 2006, were exercisable for 787,863 shares of our common stock.

Our pro forma net loss per common share, basic and diluted, for the three months ended March 31, 2005 was as follows:

Three Months Ended March 31, 2005
Net loss as reported	$(6,994)
Add: Stock-based employee compensation expense included in net loss as reported	6,643
Less: Total stock-based employee compensation determined under fair value based methods for all stock awards, net of related tax effects	(2,518)

Pro forma net loss	$(2,869)

Net loss per common share, basic and diluted, as reported	$(0.21)
Net loss per common share, basic and diluted, pro forma	$(0.09)
Basic and dilutive weighted average common shares outstanding	32,901,398

Stock-based compensation which includes compensation recognized on stock option grants and restricted stock awards has been included in the following line items in the accompanying condensed consolidated financial statements. There was no tax benefit recognized in the statements of operations for stock-based awards in either period:

	Three Months Ended March 31,
	2005	2006
Balance Sheets:
Property and equipment, net	$—	$148

Statements of operations:
Sales and marketing	596	719
General and administrative	6,345	2,163
Income from discontinued operations	63	—

	$7,004	$2,882

(f)	Net Loss per Share

We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per common share excludes any dilutive effects of options, warrants, restricted stock and convertible securities and is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares issuable and outstanding for the period. Diluted net loss per common share equals basic net loss per common share, as the effects of options, warrants, restricted stock and convertible securities will be anti-dilutive.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

The following table reconciles net loss and basic and diluted weighted average common shares outstanding to the historical or pro forma net loss and the pro forma basic and diluted weighted average common shares outstanding for the three months ended March 31, 2005 and 2006.

	Three Months Ended March 31,
	2005	2006
Net loss from continuing operations	$(7,418)	$(3,955)
Net income from discontinued operations	424	35

Net loss	$(6,994)	$(3,920)

Weighted average shares outstanding	32,901,398	35,348,335
Basic and diluted earnings per share:
Net loss from continuing operations	$(0.22)	$(0.11)
Net income from discontinued operations	0.01	0.00

Basic and diluted earnings per share	$(0.21)	$(0.11)

Anti dilutive weighted average shares excluded from diluted loss per share	8,149,335	1,348,878

(3)	Discontinued Operations

On December 31, 2005, we completed the sale of substantially all of the operating assets of our Liberty Wireless business. During the three months ended March 31, 2006 we collected $794 of notes receivable recorded at December 31, 2005 related to the divestiture.

Summary of operating results for the discontinued operations are as follows:

	Three Months Ended March 31,
	2005	2006
Revenue	$8,456	$—
Costs and expenses	(8,032)	35

Income from discontinued operations	$424	$35

Balance sheet data included:

	As of
	December 31, 2005	March 31, 2006
Accounts and notes receivable, net	$1,848	$1,527
Other current assets	582	—

Assets of discontinued operations	$2,430	$1,527

Accounts payable	$931	$199
Other accrued expenses	2,199	1,482

Liabilities of discontinued operations	$3,130	$1,681

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

(4) Intangible Assets and Goodwill

(a)	Acquired Intangible Assets

We amortize intangible assets on a straight-line basis over periods ranging from one to ten years. Supplier relationships and trade name have indefinite lives. Amortized intangible assets comprised the following:

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software and technology	$1,123	$1,045	$78
Customer contracts	885	885	—
Affiliate and carrier relationships	3,960	676	3,284
Non-compete agreement	5,049	1,431	3,618
Supplier relationships	3,730	—	3,730
Trade name	1,110	—	1,110
Other	1,935	1,104	831

Total	$17,792	$5,141	$12,651

	March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software and technology	$90	$16	$74
Affiliate and carrier relationships	3,960	874	3,086
Non-compete agreement	5,049	1,993	3,056
Supplier relationships	3,730	—	3,730
Trade name	1,110	—	1,110
Other	1,935	1,385	550

Total	$15,874	$4,268	$11,606

The following table reflects the changes to goodwill for the three months ended March 31, 2006.

Balance as of December 31, 2005	$31,140
Goodwill arising from VMC earn-out (1)	2,985

Balance as of March 31, 2006	$34,125

(1)	We achieved the earn-out performance target stipulated in the VMC Asset Purchase Agreement on February 28, 2006 and accordingly recorded additional goodwill of $2,985. The earn-out consideration consisted of amounts that will be payable in cash of $2,363 and 119,389 shares of our common stock with a fair value of $622. Such consideration was reflected in accrued expenses and other liabilities in the accompanying balance sheet at March 31, 2006. We distributed the cash consideration and shares of common stock in April 2006.

(5) Debt

We maintain a revolving operating line of credit which allows for aggregate borrowings of up to $25,000 subject to certain limits based on accounts receivable and inventory levels. At March 31, 2006

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

and December 31, 2005, there was $15,000 outstanding under this line of credit. As of March 31, 2006, we have an additional $176 of availability under the line of credit based on the limits described above. The line of credit expires effective January 1, 2007 and accordingly the outstanding balance has been classified as a current liability as of March 31, 2006. Borrowings outstanding under the line of credit are secured by substantially all of the company’s assets. Under the terms of our line of credit facility we are required to maintain a current ratio, as defined, of no less than 1.1 to 1. We are also required to maintain an unrestricted cash balance of no less than $10,000 held at the bank and to meet certain minimum levels of EBITDA, as defined. As of March 31, 2006, we were in compliance with the EBITDA covenant under the credit facility.

(6) Repurchase of Common Stock

On August 17, 2005, our Board of Directors authorized the repurchase of up to $30,000 of our common stock through August 2006. The shares may be repurchased by us from time to time at prevailing market prices. The timing and amount of any shares repurchased are based on market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which permits shares to be repurchased when we might otherwise be precluded from doing so by laws prohibiting insider trading or by self imposed trading black out periods. There is no guarantee as to the exact number of shares that will be repurchased under the stock repurchase program, and we may discontinue purchases at any time. We intend to fund our share repurchases with cash on hand and cash generated from future operations. During the three months ended March 31, 2006, we repurchased 62,761 shares of our common stock at an average price of $8.01 per share for approximately $502. All shares repurchased were returned to the status of authorized but unissued shares of common stock as of March 31, 2006. Since the inception of this program, we have repurchased 1,144,248 shares for an aggregate consideration of $13,591.

(7) Commitments and Contingencies

Legal	Matters

We are subject to litigation, claims and assessments in the normal course of business including those arising from asset acquisitions or business combinations. We do not believe that any existing or anticipated litigation, claims or assessments will have a material effect on our consolidated financials statements.

On August 5, 2004, Avesair, Inc., a company whose assets we acquired, filed suit against us demanding, among other matters, that we issue to Avesair shares of our common stock valued at approximately $4,000 as of June 30, 2004. The stock demanded by Avesair represents the maximum value of shares that they could have earned for achieving certain performance-based targets under the asset purchase agreement. We believe the performance-based targets were not achieved and intend to vigorously contest this matter.

On July 25, 2005, the Federal Communications Commission (“FCC”) issued a Notice of Apparent Liability, asserting that we registered with the FCC and reported and contributed to the Universal Service Fund (“USF”) and the Telecommunications Relay Service Fund later than required by FCC rules. The FCC has preliminarily proposed to fine us approximately $820 for late payment of such fees. In a letter dated August 24, 2005 we responded to the FCC’s preliminary finding and asserted that no fine is appropriate under the circumstances. However, any adverse resolution of this matter could have a material adverse impact on our financial results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking within the meaning of the Securities Act of 1933, and the Securities Exchange Act of 1934 that involve risks and uncertainties. In some cases, forward-looking statements are identified by words such as “believe”, “anticipate”, “expect”, “intend”, “plan”, “will”, “may” and similar expressions. All of these forward-looking statements are based on information available to us at this time and we assume no obligation to update any of these statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict, including, among other things: our limited operating history; the ability to maintain strong relationships with wireless carriers; ongoing consolidation among wireless carriers; a decrease in the new subscriber growth rate; increased competition with additional retail and on-line distributors of wireless services and devices; increase in the rate of deactivations of active accounts; ability to attract new customers; ability to successfully integrate acquisitions; ability to accurately estimate reserve for future deactivations; interruptions or delays in service from third parties; our ability to effectively manage business growth; ability to attract and retain key personnel; and government regulation.

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, due to the risks listed below and other risks described in this filing; under Item 1A, “Risk Factors.”

Overview

We are a leading online seller of wireless services and devices based on the number of activations of wireless services sold online in the United States. We sell wireless service plans and devices, including satellite television services through our own branded websites; including Wirefly.com, A1 Wireless.com, and VMCsatellite.com and through websites that we create and manage for third parties. We offer marketers the ability to sell wireless voice and data services and devices, under mobile virtual network enabler (“MVNE”) agreements. This service utilizes the same e-commerce platform, operational infrastructure and marketing relationships that we use in our operations. We provide customers the ability to organize personal communications by providing real time wireless access to e-mail, voicemail, faxes, contacts, scheduling, calendar and conference calling functionality through a website or telephone.

We measure our performance based on our financial results and various non-financial measures. Key financial factors that we focus on in evaluating our performance include revenue growth within a period, contribution margin (defined as revenue less cost of revenue and marketing expenses), and operating income (defined as contribution margin less other operating expenses including sales, general and administrative and depreciation and amortization expenses). Our financial results can, and do, vary significantly from quarter-to-quarter as a result of a number of factors which include economic conditions specific to online commerce and wireless communications industries, the timing of introduction of popular devices by mobile phone manufacturer, our ability to attract visitors to our websites, changes in wireless carrier commission and bonus structures, the timing of recognition of bonuses paid to us by wireless carriers and our competitors’ pricing and marketing strategies.

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

Our revenue include commissions, bonuses and other payments we receive from wireless carriers, including a satellite television provider, in connection with the activation of customers on their networks, as well as payments from customers for wireless services and devices. Our revenue continues to increase as a result of internal growth and acquisitions. As further described below, total revenue and net loss from continuing operations for the three months ended March 31, 2006 were $87.4 million and $3.9 million, respectively compared to total revenue and net loss of $68.2 million and $7.4 million, respectively for the three months ended March 31, 2005. Revenue from our top three wireless carriers represented 66% and 70% of our total consolidated revenue for the three months ended March 31, 2006 and 2005, respectively.

As a key extension of our current services, on March 14, 2006 we launched Wirefly.biz, a new business unit dedicated to the unique needs of small business customers. With this launch we extended the Wirefly brand to the small business market place to assist small customers with an array of services, discounts and customer support typically afforded only to larger enterprise companies.

Since we began operations in 1999, we have incurred significant losses and have had negative cash flow from operations. As of March 31, 2006, we had a positive cash flow from operations of $1.2 million. Our accumulated deficit was $168.6 million and our total stockholders’ equity $98.9 million. In order to achieve profitability in the future, we are depending upon our ability to produce revenue at levels that exceed the costs of that revenue plus operating expenses.

In 2006, we have continued to concentrate our resources on the growth of our wireless activations and the MVNE services we provide. Three of our key goals include (i) improving the customer experience platform that we utilize for order processing, customer service and rebate handling to automate additional processes and make more efficient use of our system and internal work force and the outsourced call center resources; (ii) further balancing spending on marketing initiatives with customer activation and revenue generation characteristics; and (iii) reducing certain general and administrative operating expenses.

Comparison of the Results of Operations for the Three Months Ended March 31, 2006 and 2005

We acquired certain assets and assumed certain liabilities of A1 Wireless on January 4, 2005 and VMC on April 26, 2005. We accounted for these transactions using the purchase method of accounting in accordance with SFAS No. 141. Accordingly our results of operations discussed below include the operating results of the A1 Wireless effective January 1, 2005 and VMC as of the April 26, 2005 acquisition date.

As a result of the sale of our MVNO operations on December 31, 2005, we no longer believe that segment information, in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, is applicable as our Wireless Activation and Services segment (“WAS”) represents greater than 95% of our total revenue and cost of revenue. Accordingly we will no longer report segment data separately in the notes to our financial statements. Our Management’s Discussion and Analysis of Results of Operations will continue to provide a comparison of our revenue and cost of revenue of our wireless activation and services and other components of revenue and cost of revenue to the extent MVNE and data services fluctuations appear significant in explaining and describing such results of operation.

	Three Months Ended March 31,				Change Between
	2005		2006		2005 and 2006
(amounts in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue:
Activation and services	$49,751	73%	$67,135	77%	$17,384	35%
Equipment	18,400	27%	20,236	23%	1,836	10%

Total Revenue	$68,151	100%	$87,371	100%	$19,220	28%

Cost of revenue
Activation and services	$1,173	2%	$260	0%	$(913)	(78)%
Equipment	38,950	57%	47,921	55%	8,971	23%

Total Cost of revenue	$40,123	59%	$48,181	55%	$8,058	20%

Selected operating expenses:
Sales and marketing	$17,498	26%	$26,722	31%	$9,224	53%
General and administrative	16,278	24%	13,231	15%	(3,047)	(19)%
Depreciation and amortization	1,777	3%	3,483	4%	1,706	96%

REVENUE

Revenue

Revenue consists of activations and services revenue, and equipment revenue. Activations and services revenue consists of (i) revenue from the activation of services of wireless carriers and a satellite television carrier through private-labeled websites that we create and manage for marketers as well as through our own branded websites. Wireless carriers pay us commissions, bonuses and other payments for activating their wireless services; (ii) revenue from the provisioning of MVNE Services which provide marketers the ability to sell MVNO services to their customers under their own brands using our e-commerce platform and operational infrastructure; and, (iii) revenue from data services under which we provide subscribers with real-time wireless access to work and personal information, including email, calendar, corporate directories, personal contacts and documents in addition to wireless entertainment and content. Equipment revenue consists mainly of revenue from the sale of wireless devices to our customers that subscribe to wireless services through our private-labeled websites or those websites that we manage for other marketers. The following further details the components of our revenue and a comparative discussion of performance:

	Three Months Ended March 31,				Change Between
(amounts in thousands)	2005		2006		2005 and 2006
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Activations and services:
Wireless activation	$47,131	69%	$64,547	74%	$17,416	37%
MVNE and data services	2,620	4%	2,588	3%	(32)	(1)%

	$49,751	73%	$67,135	77%	$17,384	35%
Equipment:
Wireless activation	$18,400	27%	$20,236	23%	$1,836	10%

Total Revenue:
Wireless activation	$65,531	96%	$84,783	97%	$19,252	29%
MVNE and data services	2,620	4%	2,588	3%	(32)	(1)%

	$68,151	100%	$87,371	100%	$19,220	28%

Activations and Services

Our activations and services revenue increased 35% to $67.1 million for the first quarter of 2006 from $49.8 million for the same period of 2005. The increase in activations and services revenue of $17.4 million was attributable to an increase in the number of wireless activations for the three months ended March 31, 2006 that we generated through marketing partners and increased advertising efforts. Gross carrier commissions for current period activations subject to chargeback increased 25.9% to $71.3 million for the three months ended March 31, 2006 from $56.6 million for the three months ended March 31, 2005. Also contributing to the increase in revenue was an increase in MVNE revenue of $0.4 million, which was the result of an increase in the number of MVNOs that we provide support services to, offset by data services revenue decrease of $0.4 million, which was the result of a fewer number of subscribers to those services.

Equipment

Our revenue from sales of equipment increased 10% to $20.2 million for the first quarter of 2006 from $18.4 million for the same period of 2005. The increase in equipment revenue of $1.8 million was attributable to a greater number of customers purchasing wireless devices and higher average sales prices.

Total revenue

Total revenue increased 28% to $87.4 million for the first quarter of 2006 from $68.2 million for the first quarter of 2005. Revenue generated from the sale and activation of wireless devices and services accounted for approximately 96% and 97% of consolidated revenue for the three months ended March 31, 2005 and 2006, respectively. Revenue from our top three wireless carriers represented 70% and 66% of consolidated revenue for the three months ended March 31, 2005 and 2006, respectively. Wireless activations and services revenue and equipment sales revenue may vary from period to period based on our promotional efforts, which include subsidizing the costs of devices purchased by our customers. We expect that revenue from the sale and activation of wireless devices and services will continue to increase during 2006 compared to 2005 performance.

COST OF REVENUE

Cost of revenue consists mainly of the cost of wireless devices (equipment) sold to our wireless activations and services customers. Our cost of revenue related to wireless equipment sales increased to $47.9 million for the first quarter of 2006 as a result of a higher volume of devices sold during the period at a higher unit cost compared to sales of such devices in the first quarter of 2005. Total cost of revenue increased 20% to $48.2 million for the first quarter of 2006 from $40.1 million for the first quarter of 2005. Cost of revenue from the sale of wireless devices accounted for approximately 97% and 99% of consolidated cost of revenue for the three months ended March 31, 2005 and 2006, respectively. As a percentage of wireless total activations revenue, cost of equipment revenue decreased to 57% of revenue for the three months ended March 31, 2006 compared to 59% for the three months ended March 31, 2005.

Sales and Marketing

Our sales and marketing expenses increased 53% to $26.7 million for 2006 from $17.5 million for 2005. The increase was comprised mainly of a $9.1 million from the growth of existing marketing relationships and adding new marketing partner relationships since the first quarter of 2005. Our marketing expenses largely comprise payments to on-line advertisers, search engines and third-party marketing partners based on orders or activations. We incurred approximately $23.7 million of third-party marketing expenses in the first quarter of 2006. Such expenses were higher than first quarter 2005 due to increased wireless activation competition, and increased rates and volume of advertising, which caused our customer acquisition costs to increase. In addition, advertising placement and search costs also increased. We expect that marketing expenses will continue to represent a significant percentage of our revenue in future periods.

General and Administrative

Our general and administrative expenses decreased 19% to $13.2 million for first quarter 2006 from $16.3 million for first quarter 2005. The expense decrease of $3.0 million was mainly composed of the following: $4.2 million related to stock-based compensation expense; offset by increase of $0.2 million related to increased payroll related expenses from a larger workforce; $0.2 million from increased credit card processing fees and other costs associated with a higher volume of orders processed in the first quarter 2006; $0.2 million related to increased facilities costs and telecommunication related expenses and $0.6 million related to consulting and other expenses. As noted above, stock-based compensation expense decreased $4.2 million for the period. For the three months ended March 31, 2005 period, stock-based compensation included $5.3 million related to the modification of option grant and awards of two employees that were terminated during that quarter. Absent this, stock based compensation expense would have increased approximately $1.1 million as a result of compensation expense from options and stock awards granted after the first quarter of 2005 and the impact of the adoption of SFAS No. 123(R).

Depreciation and Amortization

Our depreciation and amortization expenses, which are amortized over periods ranging from 18 to 24 months, increased 96% to $3.5 million for the first quarter 2006 from $1.8 million for the first quarter 2005. The increase was due to the costs associated with developing new functionality related to our websites and product offerings and amortization expense related to the VMC acquisition which occurred in April 2005.

Loss from continuing operations

Loss from operations decreased to $3.9 million for the first quarter 2006 from $7.4 million for first quarter 2005 as a result of a significant growth in revenue in the first quarter 2006 over first quarter 2005. Although we experienced this significant growth cost of revenue and operating expenses both increased as described above in order to support the revenue growth we experienced.

Net Loss

Net loss decreased to $3.9 million for the first quarter 2006 from $7.0 million for first quarter 2005.

Liquidity and Capital Resources

Since inception, we have funded our operations principally through the sale of equity securities and to a lesser extent, through subordinated debt, credit facilities, capital leases and lines of credit. In addition, certain of our vendors from whom we purchase handsets and other wireless equipment that we sell to our customers allow us to purchase up to approximately $40.0 million of such equipment on extended payment terms. The significant components of our working capital are inventory and liquid assets such as cash and cash equivalents, short-term investments and trade accounts receivable, reduced by accounts payable, accrued expenses and deferred revenue.

As of March 31, 2006, we had cash and cash equivalents of $63.9 million, short-term investments of $5.0 million and debt and capital lease obligations of $15.8 million. As of December 31, 2005, we had cash and cash equivalents of $70.8 million, and debt and capital lease obligations of $15.9 million.

Cash Flows

	Three Months Ended March 31,
	2005	2006
	(amounts in thousands)
Net cash provided (used) in operating activities	$(9,484)	$1,225
Net cash used in investing activities	(7,090)	(8,005)
Net cash provided (used) in financing activities	364	(149)

Change in cash and cash equivalents	(16,210)	(6,929)
Short term investments on March 31, 2005 and 2006	—	5,000

Change in cash and cash equivalents and investments	$(16,210)	$(1,929)

Net cash provided by operating activities was $1.2 million for the three months ended March 31, 2006 compared to net cash used in operating activities of ($9.5) million for the three months ended March 31, 2005. For the three months ended March 31, 2006, net loss after adjustments for items to reconcile net loss to net cash provided by operating activities was approximately $2.5 million. Such items included depreciation and amortization, non-cash interest expense and stock-based compensation.

Changes in operating assets and liabilities from December 31, 2005 decreased net cash provided by operating activities by approximately $1.2 million. Changes in working capital balances included an increase of current assets of approximately $3.6 million, excluding cash and cash equivalents, short-term investments and cash collected from notes receivable of discontinued operations. The increase in these current assets was primarily the result of increased accounts receivable and inventory balances from December 31, 2005. Such increases were mainly the result of an increase in revenue for the three months ended March 31, 2006 compared to the three months ended December 31, 2005 and the timing of collections from carriers. Inventory balances increased during the three months ended March 31, 2006 as a result of an increase in handset device purchases and receipts during the period. Such amounts were offset by a decrease in other current assets, which decreased primarily as a result of prepaid inventory purchases made in 2005 for which the equipment was received in the three months ended March 31, 2006.

Current liabilities, excluding debt and capital lease balances and acquisition earn-out obligations accrued during the period increased $2.3 million from December 31, 2005. The increase during the period was mainly the result of a net increase in accounts payable and accrued liabilities and expenses. Accounts payable at March 31, 2006 increased from December 31, 2005 primarily as a result of higher inventory levels and the timing of payments made to equipment vendors during the period offset by reductions in accrued expenses including accrued consumer liabilities.

Net cash used in investing activities for the three months ended March 31, 2006 and 2005 was $8.0 million and $7.1 million, respectively. The increase in net cash used in investing activities was due to an increase in the purchase of property and equipment and capitalized labor costs, primarily associated with enhancing our infrastructure, offset somewhat by proceeds received from the note receivable from with the Liberty sale, and a reduction in restricted cash balances. Capital expenditures for the three months ended March 31, 2006 comprised $2.9 million of software and web site development and $1.3 million of property, plant and equipment. We saw an increase from the prior periods due to increased spending on our e-commerce platform, enhancing functionality and new products such as upgrades and prepaid services. Cash from investing activities included short-term investments of $5.0 million for the three months ended March 31, 2006.

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2006 compared to net cash provided by financing activities of $0.4 million for the three months ended March 31, 2005. Financing activities consisted of cash used to repurchase common stock of $0.5 million and principal payments of capital leases of $0.1 million, partially offset by the proceeds received from the exercise of options of $0.4 million.

Borrowings Under Line of Credit. We have previously borrowed money to finance our operations and purchase equipment. We maintain a revolving operating line of credit with Comerica Bank which allows for aggregate borrowing of up to $25.0 million subject to certain limits based on accounts receivable and inventory level. As of March 31, 2006, we had an aggregate principal amount of $15.0 million outstanding under the facility and an additional $176 of availability under the line of credit based on the limits described above. Interest on advances under the revolving line of credit is payable monthly at a rate of LIBOR plus 2.0%. Under the terms of our line of credit we are required to maintain a current ratio, as defined of 1.1 to 1. We are also required to maintain an unrestricted cash balance of no less than $10.0 million held at Comerica and to meet certain minimum levels of EBITDA, as defined. As of March 31, 2006, we were in compliance with the EBITDA covenant under the credit facility. Our line of credit matures on January 1, 2007. We expect to refinance the facility or extend its maturity date prior to its maturity.

Common Stock Repurchase Program. Our Board of Directors has authorized us to repurchase shares of our common stock up to an aggregate amount of $30.0 million. During the first quarter of 2006, we repurchased an aggregate of 62,761 shares of our common stock for approximately $0.5 million. We expect to continue our share purchases through August 2006 at prevailing market rates using existing cash balances and funds generated from operating activities. There can be no assurances that we will repurchase up to the full amount that we have been authorized by our Board of Directors over this time period.

Contractual Obligations

The following table summarizes our contractual obligations, including interest on capital leases, and the expected effect on liquidity and cash flows as of March 31, 2006.

	Total	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years
	(amounts in thousands)
Line of credit	$15,000	$15,000	$—	$—	$—
Capital leases	770	385	385	—	—
Operating leases	4,523	1,481	3,042	—	—
Commitment with vendor (a)	2,000	2,000	—	—	—
Obligations under VMC APA (b)	5,985	5,985	—	—	—

	$28,278	$24,851	$3,427	$—	$—

(a)	Represents fixed commitment under participation agreement with a vendor. Payment made to vendor in April 2006. Additional commitments under participation agreement become fixed once launch of our storefront occurs.

(b)	Under the VMC Asset Purchase Agreement, as amended, we are required to issue selling stockholders shares of our common stock or cash with a fair value of $3.0 million on the distribution date of the second tranche of common stock consideration. In addition, earn-out consideration of $2,985 consisting of cash of $2,363 and 119,389 shares of common stock with a fair value of $622 was distributed in April 2006. The second tranche of stock consideration and the earn-out payment are recorded as current other liabilities as of March 31, 2006. In addition to these amounts, we may be obligated to pay shareholders of VMC an additional $2.7 million in cash and 167,144 shares of our common stock upon achieving certain future operating targets. Such potential obligations have not been included in the table above.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs that is an amendment to ARB No. 43, Chapter 4 (“SFAS No. 151”), amends chapter 4 “Inventory Pricing” of ARB No. 43 and paragraph A3 of SFAS No. 144. Previously, ARB 43 did not define the term so abnormal which could lead to unnecessary incomparable financial reporting. SFAS No. 151 clarifies that abnormal costs related to idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as period costs. SFAS No. 151 is effective for fiscal year beginning after June 15, 2005. We adopted the pronouncement effective January 1, 2006. There was no material effect on our financial position, cash flows or result of operations as a result of this adoption.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”)., a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We adopted the pronouncement effective January 1, 2006. There was no material effect on our financial position, cash flows or result of operations as a result of this adoption.

Application of Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about our revenue, cost of revenue and the carrying values of assets and liabilities that are not readily apparent from other sources. Because this can vary in each situation, actual results may differ from the estimates under different assumptions and conditions.

The following is a summary of the most critical of these estimates. For additional information, see Item 7, Part II, “Management Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions

Revenue Recognition

Activation and Services – We generate revenue primarily from wireless carriers, as well as a satellite television carrier, who pay commissions and volume and performance-based bonuses, for activating wireless services and features on their networks. We may also charge for devices shipping and handling. We recognize commissions from wireless carriers upon shipment of activated devices to the customer. In addition to activation commissions, under certain conditions, certain carriers pay us a monthly residual fee for as long as a customer we activate for the carrier continues to be its subscriber, or for a fixed period of time depending on the carrier. We purchase satellite activation certificates evidencing activation rights in advance of their resale to customers. Revenue from satellite television customers includes sales of these satellite activation certificates, net of the certificate cost, since we are acting as an agent in the transaction.

Our revenue is reduced for estimated deactivations of the wireless services by customers prior to the expiration of a time period that ranges 120 to 210 days from the date of activation, depending on the wireless carrier. We estimate deactivations based on historical experience, which we have developed based on our experience with carriers, customer behavior and sources of customers, among other factors, allowing us to accrue estimates with what we believe is a high degree of certainty. Any increase or decrease in the deactivation amount will cause a corresponding dollar-for-dollar increase or decrease in revenue. As an example, the impact of a 1% change in the deactivation rate applied to the quarter ended March 31, 2006 would have an increase or decrease in revenue and the corresponding reserve of $0.7 million. Any decrease in revenue resulting from an increase in deactivations would also be offset, in part, by returns of wireless devices. Our reserves for deactivations are included in accounts receivable and deferred revenue on our balance sheet. If we determine that we cannot accurately predict future deactivation experience, we may be required to defer 100% of our carrier commission revenue until the expiration of the appropriate chargeback period. New channels for which we have insufficient historical data to adequately estimate deactivation experience will be deferred through the expiration period for a period of 24 months, until such time that we can accurately estimate the deactivation experience for the new channel.

In addition to receiving commissions for each wireless subscriber activated, we earn performance bonuses from the wireless carriers based on negotiated performance targets. The most significant bonus we earn is the quarterly volume bonus, which we bill wireless carriers for on a monthly basis, based on current month activations. We record these bonuses as deferred revenue at the time of billing until we achieve the quarterly targets. We earn other quarterly bonuses from certain carriers for maintaining low customer churn and signing up customers for certain additional monthly “features” such as data service or text messaging. Wireless carriers also periodically offer bonuses for achieving monthly volume and other performance targets and also formerly provided some bonus compensation under annual volume based plans. We recognize these monthly bonuses as earned in accordance with the provisions of SAB No. 104. Revenue is recognized only when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. Amounts collected in cash prior to meeting the above criteria are recorded as deferred revenue. Through 2005, commission revenue earned from the activation of carrier features had been deferred until the contractual chargeback period had lapsed. Beginning in 2006, we began to estimate commission revenue earned from feature activations based on historical experience which we have developed based on our experience with carriers and customer behavior over a period of time in excess of 24-months. This allows us to accrue estimates with what we believe is a high degree of certainty in accordance with SAB 104.

Equipment revenue—Revenue from the sale of devices and accessories in a multiple-element arrangement with services is recognized at the time of sale in accordance with EITF No. 00-21. Customers have the right to return devices within a specific period of time or usage, whichever occurs first. We provide an allowance for estimated returns on devices based on historical experience. In connection with our wireless activations, we sell the customer the wireless device at a significant discount, which may be in the form of a rebate. Rebates are recorded as a reduction of revenue and as a current liability until paid. We recognize rebate amounts based on the historical experience of rebates claimed. Future rebate experience could vary based upon rates of consumers redeeming rebates.

As of the most recent quarter ended March 31, 2006, our handset return rate was 9.8% of handset revenue. We have recorded handset return rates of 10.4% and 11.2% for the years ended December 31, 2005 and 2004, respectively. Any increase or decrease in the actual handset return experience will cause a corresponding dollar-for-dollar decrease or increase in revenue. The impact of a 1% change in the handset returns rate applied to the quarter ended March 31, 2006 would have resulted in an increase or decrease in revenue of approximately $0.2 million.

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

Stock-based Compensation

We adopted SFAS No. 123(R) on January 1, 2006 using the MPA method. SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments (usually stock options or unvested (restricted) stock awards based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants.

Provision for Income Taxes

We have historically reported net losses and, in accordance with accounting principles generally accepted in the United States, have not recorded any income tax benefits from those losses. Although we intend to utilize net operating loss carryforwards to offset taxable income that may be generated in 2006, we expect alternative minimum tax amounts to be payable primarily due to the net operating loss carryforward limitations associated with the alternative minimum tax calculation. We continue to maintain a valuation allowance against our deferred tax assets, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods when they are estimated to be realizable. To the extent we report taxable income in future periods, we intend to use our net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not hedge interest rate exposures and have not used derivative financial instruments for speculation or trading purposes. At March 31, 2006, our debt financing consisted primarily of amounts outstanding under our credit facility.

Senior Secured Debt, Variable Rate Debt:

The borrowings outstanding under our credit facility are secured by substantially all of our assets. The credit facility debt is held by one lender. Borrowings under our credit facility are sensitive to changes in interest rates. Given the existing level of debt of $15.0 million at March 31, 2006, a 0.5% change in the weighted-average interest rate would have an interest expense impact of approximately $6,600 each month.

Principal Balance	Fair Value	Weighted-Average Interest Rate	Scheduled Maturity
$15.0 million	$15.0 million	6.56%	January 2007

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation of such control that occurred during our last fiscal year, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting for this current period.

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

ITEM 1A. RISK FACTORS

There are a number of important factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. These factors include, without limitation, those listed below and elsewhere in this Quarterly Report on Form 10-Q.

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

We have experienced significant net losses each year since our inception. For the year ended December 31, 2005 we had net losses of $38.2 million. As of March 31, 2006, we had an accumulated deficit of $168.6 million. We may continue to incur net losses, and we cannot assure you that we will be profitable in future periods. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. Our financial results may also be impacted by stock-based compensation charges and possible limitations on the amount of net operating loss carryforwards that we can utilize annually in the future to offset any taxable income. Our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue or achieve profitability, we will continue to incur significant losses. We may then be forced to reduce operating expenses by taking actions not contemplated in our business plan, such as discontinuing sales of certain of our wireless services and devices, curtailing our marketing efforts or reducing the size of our workforce.

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

We depend upon a small number of wireless carriers for a substantial portion of our revenue and the loss of any one of these relationships could cause our revenue to decline substantially. In addition, the increasing consolidation in the wireless industry, as evidenced by Cingular’s acquisition of AT&T Wireless and Sprint’s merger with Nextel, will cause the number of wireless carriers to continue to decline and result in further revenue and pricing pressure. For the fiscal year 2005 and 2004, revenue from our top three wireless carriers represented 67% and 76% of our total revenue, respectively. Our wireless carriers could terminate their agreements with us without penalty and with little notice. Our agreements with these carriers are non-exclusive, and they have entered into similar agreements with our competitors, which may be on more favorable terms. Our revenue may decline if:

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

In recent years, there has been a trend in the wireless industry toward consolidation of wireless carriers. In 2005 for instance, Cingular Wireless acquired AT&T Wireless, and Sprint merged with Nextel. On March 5, 2006 AT&T Corporation announced a merger with Bell South. Ongoing consolidation among the wireless carriers would reduce the number of companies whose wireless services we offer, which could adversely affect our results of operations. We rely on the leading wireless carriers for a substantial portion of our revenue, and we expect this to continue for the foreseeable future. We may be subject to pricing pressures that may result from a further consolidation among wireless carriers, which could have an adverse effect on our operations. If consolidation continues, the commissions and bonuses paid to us by wireless carriers could decrease or the prices charged to us for the supply of wireless devices could increase, resulting in a decrease in our gross margin.

A failure to continue to improve our customer experience could adversely affect our operating results.

We operate in a very competitive environment and we believe that maintaining high overall customer satisfaction is a critical part of our ongoing efforts to promote the use of our own branded websites, as well as the private-labeled websites that we create and manage for our marketers, and to improve our operating results. In the past, including during 2005, we had certain problems with our customer support operations and in fulfillment of orders and experienced some customer satisfaction issues related to rebates. If the efforts we have undertaken to improve our customer experience are unsuccessful, we could be subject to customer complaints, litigation, and investigations by state and federal regulatory authorities, which could be costly, could divert the attention of our management from our core business and could damage our reputation. If these issues are not resolved, our revenues and results of operations could be adversely affected.

A decrease in the growth rate of our wireless service activations could adversely affect our operating results.

A substantial portion of our revenue consists of commissions we earn from the wireless carriers for the activation of new customer accounts. We may also receive bonuses for meeting volume and other performance based targets. If the growth rate in the number of new activations declines or the customer churn rates increase, we may not earn these additional bonuses and our revenue could decline in the future.

We may require additional cash to upgrade and expand our operations, which may not be available on terms acceptable to us, or at all.

Since our inception, our operating and investing activities have used more cash than they have generated. We expect our uses of cash over the next 12 months to include funding our operations, expanding our customer base, maintaining and enhancing our e-commerce platform and focusing on customer service. As of March 31, 2006, we had cash and cash equivalents of $63.9 million and short-term investments of $5.0 million, including borrowings under our line of credit of $15.0 million. While we believe that our current cash and cash equivalents, short-term investments, and amounts available under our bank line of credit and trade credit available from wireless carriers and handset manufacturers will be sufficient to fund our working capital and capital expenditures through the foreseeable future, our revenue may not meet our expectations, we may be unable to control costs or we may incur additional expenses, including capital expenditures. In addition, we have not been in compliance with certain of our covenants under our line of credit for recent quarters ended prior to March 31, 2006 which included June 30, 2005, September 30, 2005 and December 31, 2005 Although we received waivers from our lender of our non-compliance with each of these covenants, there is no assurance that we will be in compliance with our covenants in the future, and if not in compliance, that we will receive a waiver. To remain competitive, we must continue to use cash to enhance and improve the functionality and features of our e-commerce platform and the websites we create and manage. If competitors introduce new services embodying new technologies, or if new industry standards and practices emerge, we may have to spend resources on the purchase or development of new functionalities or technologies. If we incur additional expenses or experience a revenue shortfall, our current resources may not be sufficient. We may then find it necessary to obtain additional financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

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

We rely on third parties for both our primary network operations hosting center and our back-up facility. Any disruption of our access to Internet service could result in delays in our ability to receive information or transact business. We also rely on third-party software, suppliers and wireless carriers to process applications for credit approval and to bill our customers. If we are unable to process credit applications in a timely manner or if our billing software fails and we are unable to bill customers on a timely basis, our business will be affected adversely. While we do have backup systems for certain aspects of our operations, our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. From time to time we have experienced interruptions in these or other third-party services and if such disruptions were to occur in the future or their performances were to deteriorate, it could impair the quality of our services. If our arrangement with any of these third parties was terminated or if a third party ceased operations, discontinued business or altered the terms on which it does business with us, we might not be able to find an alternative provider on a timely basis or on reasonable terms, which would adversely affect our operating results.

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

Our ability to compete and continue to provide technological innovation is substantially dependent upon our technology. We rely on a combination of intellectual property laws and confidentiality agreements to protect our technology. We generally enter into confidentiality and nondisclosure agreements with our employees, consultants and prospective and existing marketers. In addition, we seek to control access to our proprietary information. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy or otherwise obtain and use our services or technology. Although we are not aware of any unauthorized use of our intellectual property to date, effectively policing against the unauthorized use of our technology is time consuming and costly, and we cannot assure you that the steps taken by us will prevent misappropriation of our technology. Our failure to adequately protect our intellectual property rights could harm our business by making it easier for others to duplicate our services.

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

Our success will depend in part on our ability to attract consumers who have historically purchased wireless services and devices through traditional retail stores. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our products more competitively than we currently anticipate in order to attract additional online consumers and sell wireless services and devices to more customers. Specific factors that could deter consumers from purchasing wireless services and devices from us include:

•	concerns about buying wireless devices without a face-to-face interaction with sales personnel and the ability to physically handle and examine the devices;

•	pricing that does not meet their expectations;

•	concerns about the security of online transactions and the privacy of personal information;

•	delivery time associated with Internet orders;

•	delayed shipments or shipments of incorrect or damaged products;

•	inconvenience associated with returning or exchanging purchased items;

•	inability to maintain good standing with business rating services;

•	failure to provide a positive customer experience for consumers; and

•	possible disruptions, computer viruses or other damage to the Internet servers or to the consumers’computers.

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

Our executive officers and directors control a significant percentage of our common stock. Specifically, as of April 25, 2006 our executive officers and directors as a group controlled approximately 38% of our common stock. As a result, if these officers and directors act together, they will be able to exercise significant control over all matters requiring stockholder approval, including the determination of the composition of the board of directors, and may be able to exercise significant influence on fundamental corporate transactions. These stockholders may have interests that are different from yours. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases we made during the quarter ended March 31, 2006, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act (1):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period
January 1, 2006 to January 31, 2006	39,876	$8.49	39,876	$16,573,354
February 1, 2006 to February 28, 2006	12,885	8.33	12,885	16,465,983
March 1, 2006 to March 31, 2006	10,000	5.70	10,000	16,408,983

Total	62,761	$8.01	62,761	$16,408,983

(1) Share purchases, if any, are made pursuant to the stock repurchase plan announced in August 2005 authorizing the purchase of up to $30 million of our common stock. The plan expires in August 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

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

Date: May 10, 2006