Form 10-Q
period 2006-06-30
INPHONIC INC
filed 2006-08-09
CIK 1133324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

The registrant had 36,157,751 shares of common stock outstanding as of August 1, 2006.

INPHONIC, INC.

INDEX

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INPHONIC, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share and share amounts)

	December 31, 2005	June 30, 2006
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$70,783	$47,411
Short-term investments	—	5,000
Accounts receivable, net of allowance of $2,042 and $2,592, respectively	34,606	61,366
Inventory, net	17,693	21,147
Prepaid expenses	2,405	4,741
Deferred costs and other current assets	6,823	2,532
Current assets of discontinued operations	2,430	597

Total current assets	134,740	142,794
Restricted cash and cash equivalents	400	—
Property and equipment, net	12,121	16,154
Goodwill	31,140	34,124
Intangible assets, net	12,651	10,721
Deposits and other assets	3,058	6,568

Total assets	$194,110	$210,361

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and capital leases	$377	$15,384
Accounts payable	29,556	51,524
Accrued expenses and other liabilities	31,588	25,489
Current portion of deferred revenue	13,851	9,858
Current liabilities of discontinued operations	3,130	1,601

Total current liabilities	78,502	103,856
Long-term debt and capital lease obligations, net of current maturities	15,474	406
Deferred revenue, net of current portion	284	599

Total liabilities	94,260	104,861

Stockholders’ equity:
Common stock, $0.01 par value
Authorized 200,000,000 shares at December 31, 2005 and June 30, 2006; issued and outstanding 35,232,869 and 36,106,153 shares at December 31, 2005 and June 30, 2006, respectively	353	360
Additional paid-in capital	264,155	278,993
Accumulated deficit	(164,658)	(173,853)

Total stockholders’ equity	99,850	105,500

Total liabilities and stockholders’ equity	$194,110	$210,361

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenue:
Activations and services	$55,452	$77,890	$105,203	$145,025
Equipment	19,774	17,912	38,174	38,148

Total revenue	75,226	95,802	143,377	183,173
Cost of revenue, exclusive of depreciation and amortization:
Activations and services	286	1,065	1,459	1,325
Equipment	41,718	49,883	80,668	97,804

Total cost of revenue	42,004	50,948	82,127	99,129
Operating expenses:
Sales and marketing, exclusive of depreciation and amortization	19,827	27,408	37,325	54,130
General and administrative, exclusive of depreciation and amortization	12,299	16,908	28,577	30,139
Depreciation and amortization	2,142	3,960	3,919	7,443
Restructuring costs	245	1,906	394	1,906
Investment write-off	228	—	228	—

Total operating expenses	34,741	50,182	70,443	93,618

Operating loss	(1,519)	(5,328)	(9,193)	(9,574)

Other income (expense):
Interest income	545	547	1,027	1,174
Interest expense	(188)	(288)	(414)	(624)

Total other income	357	259	613	550

Loss from continuing operations	(1,162)	(5,069)	(8,580)	(9,024)
Discontinued operations:
Loss from discontinued operations	(490)	(206)	(66)	(171)

Net loss	$(1,652)	$(5,275)	$(8,646)	$(9,195)

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.04)	$(0.14)	$(0.26)	$(0.25)
Net loss from discontinued operations	(0.01)	(0.01)	(0.00)	(0.01)

Basic and diluted net loss per share	$(0.05)	$(0.15)	$(0.26)	$(0.26)

Basic and diluted weighted average shares outstanding	33,847,007	35,856,253	33,380,156	35,529,454

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2005	35,232,869	$353	$264,155	$(164,658)	$99,850
Stock-based compensation expense	—	—	7,511	—	7,511
Issuance of common stock in connection with the acquisition and earnouts of:
A1 Wireless, Inc.	15,408	—	235	—	235
VMC Satellite, Inc.	482,146	5	3,617	—	3,622
Issuance of common stock warrant	—	—	3,228	—	3,228
Repurchase and retirement of common stock	(62,761)	(1)	(502)	—	(503)
Exercise of common stock options, restricted stock awards and other	438,491	3	749	—	752
Net loss	—	—	—	(9,195)	(9,195)

Balance, June 30, 2006	36,106,153	$360	$278,993	$(173,853)	$105,500

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2005	2006
Cash flows from operating activities:
Net loss	$(8,646)	$(9,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,919	7,443
Non-cash sales and marketing expense related to common stock warrant	—	135
Non-cash interest expense, net	324	—
Stock-based compensation	9,796	7,110
Non-cash write-off of investment	228	—
Changes in operating assets and liabilities, net of assets and liabilities received from business acquisition:
Accounts receivable	(20,542)	(26,619)
Inventory	(6,931)	(3,454)
Prepaid expenses	(741)	(2,336)
Deferred costs and other assets	164	4,295
Deposits and other assets	(439)	161
Accounts payable	7,376	21,037
Accrued expenses and other liabilities	4,117	(2,722)
Deferred revenue	2,137	(3,678)

Net cash used in operating activities	(9,238)	(7,823)
Cash flows from investing activities:
Capitalized expenditures, including internal capitalized labor	(6,026)	(8,874)
Cash paid for acquisitions	(6,269)	(3,028)
Cash paid for intangible assets	(2,439)	(193)
Purchase of short-term investments	(17,860)	(5,000)
Proceeds from the sale of assets of discontinued operations	—	1,110
Reduction in restricted cash and cash equivalents	—	400

Net cash used in investing activities	(32,594)	(15,585)
Cash flows from financing activities:
Principal repayments on debt	(146)	(213)
Cash paid for repurchase of common stock	—	(503)
Proceeds from exercise of warrants and options	6,543	752
Net costs of initial public offering	(291)	—

Net cash provided by financing activities	6,106	36

Net decrease in cash and cash equivalents	(35,726)	(23,372)
Cash and cash equivalents, beginning of the period	100,986	70,783

Cash and cash equivalents, end of the period	$65,260	$47,411

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	$90	$263
Income taxes	—	—
Supplemental disclosure of non-cash activities:
Issuance of common stock in business acquisitions	8,209	3,856
Issuance of common stock in intangible asset purchase	1,549	—
Release of funds in escrow related to A1 Wireless acquisition	10,700	—
Issuance of warrant to purchase common stock to vendor	—	3,228
Purchase consideration in accrued liabilites	3,000	—

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC.

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

Since inception we have incurred net losses attributable to common stockholders of approximately $173,853. To date, management has relied on debt and equity financings to fund our operating deficit. While we currently have $52,411 of cash and cash equivalents and short-term investments on hand as of June 30, 2006, we may require additional financing to fund future operations.

(d)	Acquisitions and Discontinued Operations

We acquired certain assets and assumed certain liabilities of A1 Wireless USA, Inc. (“A1 Wireless”) on January 4, 2005; VMC Satellite, Inc. (“VMC”) on April 26, 2005; and FONcentral.com, Inc. (“FC”) on May 26, 2005. We accounted for these transactions using the purchase method of

INPHONIC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly our results of operations include the operating results of A1 Wireless effective January 1, 2005, VMC as of April 26, 2005 and FC as of May 26, 2005.

On December 31, 2005, we completed the sale of substantially all of the operating assets of our mobile virtual network operator (“MVNO”) Liberty Wireless (“Liberty”) to Teleplus Wireless Corp, a subsidiary of Teleplus Enterprises, Inc. The sale of Liberty has enabled us to streamline and focus our resources on our other operations including the growth of our MVNE business. The sale of Liberty was recorded as a discontinued operation in the financial statements pursuant to SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets. Cash flows pertaining to discontinued operations are not disclosed separately in the Unaudited Condensed Consolidated Statements of Cash Flows.

(2)	Summary of Significant Accounting Policies

(a)	Revenue Recognition

Activations and Services Revenue

We recognize revenue from the sale of wireless services and the provisioning of MVNE and data services.

Wireless Services: We generate revenue from wireless carriers, including a satellite television carrier, who pay commissions and volume and performance-based bonuses, for activating wireless subscribers. We recognize commissions from wireless carriers upon shipment of activated devices to the customer. In addition to activation commissions certain carriers pay us a monthly residual fee either for as long as a customer who we activate for that carrier continues to be its subscriber, or for a fixed period of time depending on the carrier. We purchase satellite activation certificates evidencing activation rights in advance of their resale to customers. Revenue from satellite television customers includes sales of these satellite activation certificates, net of the certificate cost, as we are acting as an agent in the transaction. Our wireless revenue is reduced for estimated deactivations of customers prior to the expiration of a time period that ranges 120 to 180 days from the date of activation, depending on the wireless carrier. We estimate deactivations based on historical experience, which we developed based on our experience with carriers, customer behavior and sources of customers, among other factors, allowing us to accrue estimates with what we believe is a high degree of certainty. If we determine that we cannot accurately predict future deactivation experience, we may be required to defer 100% of our carrier commissions revenue until the expiration of the appropriate chargeback period. Our reserves for deactivations are included in accounts receivable and deferred revenue on the accompanying balance sheets.

In addition to receiving commissions for each wireless subscriber activated, we earn performance bonuses from the wireless carriers based on negotiated performance targets. The most significant bonus we earn is the quarterly volume bonus, which we bill wireless carriers for on a monthly basis, based on current month activations. We record these bonuses as deferred revenue at the time of billing until we achieve the quarterly targets. We also earn other quarterly bonuses from certain carriers for maintaining low customer churn and signing up customers for certain additional monthly “features” such as text messaging or data service. Wireless carriers also periodically offer bonuses for achieving monthly volume and other performance targets. We recognize these monthly bonuses as earned in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. Revenue is recognized only when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been

INPHONIC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. Amounts collected in cash prior to meeting the above criteria are recorded as deferred revenue. Through 2005, commission revenue earned from the activation of carrier features had been deferred until the contractual chargeback period had lapsed. Beginning in 2006, we began to estimate commission revenue earned from feature activations based on historical experience which we have developed based on our experience with carriers and customer behavior over a period of time in excess of 24 months.

MVNE Services: We offer marketers the ability to sell wireless services to their customers under their own brands using our e-commerce platform and operational infrastructure through MVNE contracts. We receive fees for the development of the network platform, for custom functional enhancements to the network platform, and for operational support services. We defer the fees attributable to the production of the network platform and recognize these fees and costs over the expected life of the agreement (typically 12 to 48 months). Fees received for custom functional enhancements to the network platform and for operational services are deferred until all revenue criteria have been satisfied. Deferred revenue from MVNE contracts as of December 31, 2005 and June 30, 2006 was $1,852 and $1,776, respectively.

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

Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable. We extend credit to wireless network carriers (“carriers”) on an unsecured basis in the normal course of business. Three carriers accounted for 67% and 77% of accounts receivable, net of the deactivation reserve, as of December 31, 2005 and June 30, 2006, respectively.

INPHONIC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

For the three and six months ended June 30, 2005 and 2006, revenue from three carriers exceeded 10% of our total revenue. Revenue as a percentage of total revenue for these carriers was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Customer A	27%	36%	25%	35%
Customer B	13%	16%	16%	16%
Customer C	14%	16%	13%	16%

Total	54%	68%	54%	67%

(c)	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2005 and June 30, 2006 consisted of:

	As of
	December 31, 2005	June 30, 2006
Accrued consumer liabilities	$18,289	$14,377
Commitment to provide inventory to vendor	—	4,000
Accrued payroll and related expenses	1,452	1,301
Accrued acquisition costs and severance costs	5,063	896
Accrued taxes payable	593	321
Other	6,191	4,594

	$31,588	$25,489

(d)	Restructuring Costs

We implemented a restructuring plan following the acquisition of A1 Wireless, to take advantage of synergies gained through the acquisition and to restructure our operations for efficiency purposes. For the three months ended June 30, 2005, we recognized $245 in restructuring costs, $219 of which related to workforce reduction and the remaining $26 to excess facilities. During the six months ended June 30, 2005, we recognized $394 in restructuring costs, of which $358 related to workforce reduction and the remaining $36 to excess facilities. All costs related to this plan were paid out in 2005.

During the three months ended June 30, 2006, we implemented a restructuring plan related to changes in our management and operational structure. For the three and six months ended June 30, 2006, we recognized $1,906 related to the termination of our former president and chief operating officer and thirteen other senior executives and employees. Of this amount, $594 related to severance benefits that will be paid out in cash to the recipients on a monthly or bi-monthly basis over the terms of their respective severance agreements and $1,312 related to severance expenses incurred as a result of the modification of stock-based compensation awards under which vesting of 50% of unvested restricted share and option awards was accelerated for three of the former employees.

At June 30, 2006, we had an accrued liability recorded of $553 of which approximately $473 will be paid out in cash by December 31, 2006. In addition, accrued liabilities included $368 related to the acceleration of the stock-based compensation awards described above under which the underlying shares of common stock were not distributed to two of the recipients by June 30, 2006. We expect to distribute these shares in the third quarter of 2006.

INPHONIC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

(e)	Loss on investment

During the six months ended June 30, 2005, we sold all data service software acquired from Avesair Inc. in May 2003, to a third party vendor and wrote off related capitalized labor, intangible assets, goodwill and other costs related to this asset. As a result of this transaction, we recognized a loss of $228 during the three months ended June 30, 2005.

(f)	Stock-Based Compensation

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

INPHONIC, INC.

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

For the three and six months ended June 30, 2006 as a result of our adoption of SFAS No. 123 (R), we recognized stock-based compensation expense related to employee options granted prior to January 1, 2006 of $2,299 and $3,858, of which $88 and $235, respectively, was capitalized in accordance with our compensation policies and SFAS No. 123(R).

In addition on March 22 and June 13 of 2006, we granted options to certain of our employees to purchase 679,900 and 207,000 shares of our common stock, respectively. The options granted on March 22, 2006 and June 13, 2006 were granted at an exercise price of $6.46 and $6.51 per share, respectively. The grant date fair value of employee share options was estimated using the Black Scholes option-pricing model with the following assumptions: an expected life averaging 5.77 years; an average volatility of 72%; no dividend yield; and a risk-free interest rate averaging 4.75%. The weighted average fair value per share of options granted was $4.29. Compensation cost of the grant was reduced by an estimated forfeiture amount based on an annual experience rate of 9.93%. As of the date of grants, total compensation cost related to the grants including estimated forfeitures was approximately $2,324 and $715 for the March 22, 2006 and June 13, 2006 grants, respectively. Stock-based compensation expense for these grants for the three and six months ended June 30, 2006 was $97 and $126 respectively.

The impact of adopting SFAS No. 123(R) increased stock-based compensation expense included in our operating expenses and reduced net income from continuing operations by approximately $1,244 and $1,748 for the three and six months ended June 30, 2006 respectively or $0.03 and $0.05 per basic and diluted share. There was no impact from the adoption on cash flow from operations or cash flows from financing activities.

The following table summarizes the activity for stock options granted to employees and non-employees for the six months ended June 30, 2006.

	Number of options	Weighted average exercise price	Weighted average contractual term	Aggregate intrinsic value
Balance January 1, 2006	5,115,969	$9.47
Granted	886,900	6.35
Exercised	(152,847)	4.93
Forfeited	(550,717)	11.37

Balance June 30, 2006	5,299,305	$8.89	7.96	$2,537,656

Ending vested & expected to vest	4,962,939	$8.85	7.88	$2,465,793

Exercisable at June 30, 2006	2,754,733	$8.29	7.18	$1,743,915

INPHONIC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

The weighted-average grant date fair value of options granted during the six months ended June 30, 2006 was $4.29. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $324.

Restricted Common Stock – During the six months ended June 30, 2006, we granted 1,205,127 shares of restricted common stock to certain of our key employees. The restrictions on this common stock lapse and the stock vests over periods ranging up to four years from the grant date. The following table summarizes the activity for restricted stock for the six months ended June 30, 2006.

	Number of Restricted Stock Awards	Weighted-average grant date fair value
Nonvested at January 1, 2006	1,137,878	$16.48
Granted	1,205,127	6.21
Vested	(304,938)	16.06
Surrendered for taxes	(31,921)	15.72
Forfeited	(112,230)	17.52

Nonvested at June 30, 2006	1,893,916	$10.00

As of June 30, 2006, there was approximately $14,014 of total unrecognized compensation cost related to restricted share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.71 years. The total fair value of shares vested during the six months ended June 30, 2006 was approximately $4,899.

Stock Purchase Warrants – In April 2006, we issued a warrant to purchase 566,324 shares of our common stock at an exercise price of $7.35 per share. The estimated fair value of the warrant granted was determined using the Black Scholes Model. The weighted average grant date fair value per share of this warrant was $5.70. The following table summarizes warrant activity for the six months ended June 30, 2006:

	Number of warrants	Weighted average exercise price	Range of exercise
Balance January 1, 2006	787,863	$8.44	$0.03 - 15.60
Granted	566,324	7.35	7.35
Exercised	(17,270)	0.28	0.03 - 14.04
Surrendered for cashless exercise	(627)	2.25	0.03 - 2.49

Balance June 30, 2006	1,336,290	$8.08	$0.03 - 15.60

In April 2006, we issued an additional warrant to purchase 188,775 shares of our common stock to a vendor that is exercisable upon certain performance conditions. The exercise price of the warrant will be based on the trading price of our common stock at the time the performance conditions are met by the vendor. Once it is probable that the vendor will achieve the performance conditions set forth under the terms of the warrant, the fair value of the warrant will be amortized to sales and marketing expense over the remaining contractual term of the vendor commitment.

Warrants outstanding at June 30, 2006 were exercisable for 1,336,290 shares of our common stock, excluding this contingent warrant.

INPHONIC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

Our pro forma net loss per common share, basic and diluted, for the three and six months ended June 30, 2005 was as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss as reported	$(1,652)	$(8,646)
Add: Stock-based employee compensation expense included in net loss as reported, net of related tax effects	2,529	9,172
Less: Total stock-based employee compensation determined under fair value based methods for all stock award, net of related tax effects	(2,653)	(5,171)

Pro forma net loss	$(1,776)	$(4,645)

Net loss per common share, basic and diluted, as reported	$(0.05)	$(0.26)
Net loss per common share, basic and diluted, pro forma	$(0.05)	$(0.14)
Basic and diluted weighted average common shares outstanding	33,847,007	33,380,156

Stock-based compensation which includes compensation recognized on stock option grants and restricted stock awards has been included in the following line items in the accompanying condensed consolidated financial statements. There was no tax benefit recognized in the statements of operations for stock-based awards in either period:

	As of
	December 31, 2005	June 30, 2006
Balance Sheet:
Property and equipment, net	$—	$286

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Statement of operations:
Sales and marketing	$456	$819	$1,052	$1,538
General and administrative	2,210	2,097	8,555	4,260
Restructuring	—	1,312	—	1,312
Income from discontinued operations	126	—	189	—

	$2,792	$4,228	$9,796	$7,110

During the three and six months ended June 30, 2006, we modified the stock-based awards of 5 employees which accelerated the vesting of 81,035 shares of restricted stock and options underlying 122,258 shares of our common stock. As a result of the expedited vesting, we accelerated expense recognition of the compensation cost associated with the newly vested shares. Accordingly, stock-based compensation expense includes $1,312 from these actions. Incremental compensation cost arising from the modifications to the vesting terms of the awards was not significant.

INPHONIC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

(g)	Net Loss per Share

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

The following table reconciles net loss and basic and diluted weighted average common shares outstanding to the historical or pro forma net loss and the pro forma basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2005 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net loss from continuing operations	$(1,162)	$(5,069)	$(8,580)	$(9,024)
Net loss from discontinued operations	(490)	(206)	(66)	(171)

Net loss	$(1,652)	$(5,275)	$(8,646)	$(9,195)

Weighted average shares outstanding
Basic and diluted earnings per share:	33,847,007	35,856,253	33,380,156	35,529,454
Net loss from continuing operations	$(0.04)	$(0.14)	$(0.26)	$(0.25)
Net loss from discontinued operations	(0.01)	(0.01)	(0.00)	(0.01)

Basic and diluted earnings per share	$(0.05)	$(0.15)	$(0.26)	$(0.26)

During the three and six months ended June 30, 2006 and 2005, we incurred a net loss. If our outstanding common stock equivalents were exercised or converted into common stock, the result would have been anti-dilutive and, accordingly, basic and diluted net loss attributable to common stockholders per share are identical for all periods presented in the accompanying condensed consolidated statements of operations. The following summarizes our potential outstanding common stock as of the end of each period:

	June 30,
	2005	2006
Options to purchase common stock	5,881,423	5,299,305
Restricted stock awards	269,266	1,893,916
Warrants to purchase common stock	942,380	1,525,065
Options awarded in connection with the VMC acquisition	210,379	-

Total options, warrants and restricted stock awards convertible into common stock	7,303,448	8,718,286

(3)	Discontinued Operations

On December 31, 2005, we completed the sale of substantially all of the operating assets of our Liberty Wireless business. During the six months ended June 30, 2006 we collected $1,110 of notes receivable recorded at December 31, 2005 related to the divestiture.

INPHONIC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

Summary of operating results for the discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenue	$6,392	$—	$14,848	$—
Costs and expenses	(6,882)	(206)	(14,914)	(171)

Loss from discontinued operations	$(490)	$(206)	$(66)	$(171)

Balance sheet data included:

	As of
	December 31, 2005	June 30, 2006
Accounts and notes receivable, net	$1,848	$597
Other current assets	582	—

Assets of discontinued operations	$2,430	$597

Accounts payable	$931	$—
Other accrued expenses	2,199	1,601

Liabilities of discontinued operations	$3,130	$1,601

(4)	Goodwill

The following table reflects the changes to goodwill for the six months ended June 30, 2006:

Balance as of December 31, 2005	$31,140
Goodwill arising from VMC Satellite, Inc. earn-out (1)	2,984

Balance as of June 30, 2006	$34,124

(1)	We achieved the earn-out performance target stipulated in the VMC Asset Purchase Agreement on February 28, 2006 and accordingly recorded additional goodwill of $2,984. The earn-out consideration consisted of amounts that were paid in cash of $2,362 and 119,389 shares of our common stock with a fair value of $622. Such consideration was in April 2006.

(5)	Debt

We maintain a revolving operating line of credit which allows for aggregate borrowings of up to $25,000 subject to certain limits based on accounts receivable and inventory levels. At June 30, 2006 and December 31, 2005, there was $15,000 outstanding under this line of credit. As of June 30, 2006, we had no additional borrowing availability under the facility based on the limits described above. The line of credit expires effective January 1, 2007 and accordingly the outstanding balance has been classified as a current liability as of June 30, 2006. Borrowings outstanding under the line of credit are secured by substantially all of our assets. Under the terms of the facility, we are required to maintain a current ratio, as defined, of no less than 1.1 to 1. We are also required to maintain an unrestricted cash balance of no less than $10,000 held at the bank and to meet certain minimum levels of EBITDA, as defined. As of June 30, 2006, we were in compliance with the financial covenants under the credit facility.

INPHONIC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

(6)	Repurchase of Common Stock

On August 17, 2005, our Board of Directors authorized the repurchase of up to $30,000 of our common stock through August 17, 2006. The shares may be repurchased by us from time to time at prevailing market prices. The timing and amount of any shares repurchased are based on market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which permits shares to be repurchased when we might otherwise be precluded from doing so by laws prohibiting insider trading or by self imposed trading black out periods. There is no guarantee as to the exact number of shares that will be repurchased under the stock repurchase program, and we may discontinue purchases at any time. We intend to fund our share repurchases with cash on hand and cash generated from future operations. During the six months ended June 30, 2006, we repurchased 62,761 shares of our common stock at an average price of $8.01 per share for approximately $503. All shares repurchased were returned to the status of authorized but unissued shares of common stock as of June 30, 2006. Since the inception of this program, we have repurchased 1,144,248 shares for an aggregate consideration of $13,591.

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

Eight related putative nationwide class actions have been filed against us arising out of InPhonic-sponsored rebate offers for online purchases of wireless telephones. Five of the eight putative class actions also name a third-party rebate processor as a defendant. The rebate processor began to process claims for InPhonic-sponsored rebate offers in or about July 2005, and our agreement with this rebate processor expired in or about July 2006.

We have filed a motion with the Judicial Panel on Multidistrict Litigation (“JPML”) to consolidate the eight actions in the United States District Court for the District of Columbia. The rebate processor and a majority of the putative class representative plaintiffs have joined our request for consolidation of these cases in the District of Columbia. Other plaintiffs seek consolidation of these cases in the District of Arizona. Our JPML motion is fully briefed and likely to be heard by the JPML in the latter part of September 2006. We expect a decision from the JPML by the fourth quarter of 2006.

INPHONIC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

Three of the actions were originally filed in the United States District Court for the District of Columbia. Three actions were originally filed in the United States District Court for the District of Arizona. One action was originally filed in New Jersey state court, but was subsequently removed to, and remains pending in, the United States District Court for the District of New Jersey. The remaining action was originally filed in the United States District Court for the Northern District of Illinois.

The putative class action complaints allege, among other things, violations of the consumer protection laws of various states and (in certain lawsuits) the federal RICO (anti-racketeering) statute in connection with our disclosure and implementation of the terms and conditions of rebate offers. The class action plaintiffs seek statutory penalties, treble damages, attorneys’ fees, and punitive damages under the consumer protection statutes, and treble damages and attorneys’ fees under the RICO statute, as well as injunctions concerning the content of our websites.

The federal lawsuits are in an early stage. We have made motions in each of the courts where these cases are pending to defer pre-trial deadlines until the JPML makes its decision on transfer and consolidation. To date, the federal court in the District of Columbia has stayed all proceedings in two of the lawsuits pending the JPML’s ruling, and the federal court in the Northern District of Illinois has entered a substantially similar order. Similar motions remain pending in the New Jersey action and in one of the Arizona actions. We intend to vigorously defend these actions but cannot predict their outcomes.

On June 8, 2006, the Attorney General of the District of Columbia brought a lawsuit in the Superior Court of the District of Columbia (the “DCAG Action”), alleging violations of the D.C. consumer protection statute based on factual allegations that are substantively the same as those in the private putative nationwide class actions. The DCAG Action seeks injunctive relief, restitution for consumers, statutory penalties, and attorneys’ fees. The DCAG Action cannot be removed to federal court or consolidated with the eight federal putative class actions. However, we have asked the JPML to transfer the private actions to the federal court in the District of Columbia so that they can be informally coordinated with the DCAG Action. We answered the complaint on July 28, 2006. We intend to vigorously defend this action, but cannot predict its outcome.

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

Revenues include commissions, bonuses and other payments we receive from wireless carriers, including a satellite television provider, in connection with the activation of customers on their networks, as well as payments from customers for wireless services and devices. Our revenue continues to increase as a result of internal growth and acquisitions. As further described below, total revenue and net loss from continuing operations for the three months ended June 30, 2006 were $95.8 million and $5.1 million, respectively, compared to total revenue and net loss from continuing operations of $75.2 million and $1.2 million, respectively, for the three months ended June 30, 2005. Revenue from our top three wireless carriers represented 68% and 54% of our total consolidated revenue for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 total revenue and net loss from continuing operations were $183.2 million and $9.0 million, respectively, compared to total revenue and net loss from continuing operations of $143.4 million and $8.6 million, respectively, for the same period of 2005. Revenue from our top three wireless carriers represented 67% and 54% of our total consolidated revenue for the six months ended June 30, 2006 and 2005, respectively.

As a key extension of our current services, on March 14, 2006 we launched Wirefly.biz, a new business unit dedicated to the unique needs of small business customers. With this launch we extended the Wirefly brand to the small business market place to assist small customers with an array of services, discounts and customer support typically afforded only to larger enterprise companies. On April 4, 2006 we launched a new Motorola-branded online store-in-store. Motorola will make its popular portfolio of mobile handsets, accessories and in-home products available across thousands of our shopping websites, including the popular Wirefly.com. On April 6, 2006 we signed an agreement with a strategic business partner to host the data service platform for the upcoming launch of its family-oriented wireless service.

Since we began operations in 1999, we have incurred significant losses and have had negative cash flow from operations. For the six months ended June 30, 2006, we used $7.8 million of cash in operations. As of June 30, 2006, accumulated deficit was $173.9 million and our total stockholders’ equity was $105.5 million. In order to achieve profitability in the future, we are depending upon our ability to produce revenue at levels that exceed the costs of that revenue plus operating expenses.

In 2006, we have continued to concentrate our resources on the growth of our wireless activations and the MVNE services we provide. Three of our key goals include (i) improving the customer experience platform that we utilize for order processing, customer service and rebate handling to automate additional processes and make more efficient use of our system and internal work force and the outsourced call center resources; (ii) further balancing spending on marketing initiatives with customer activation and revenue generation characteristics; and (iii) reducing certain general and administrative operating expenses as a percentage of revenue.

We acquired certain assets and assumed certain liabilities of A1 Wireless USA, Inc. (“A1 Wireless”) on January 4, 2005; VMC Satellite, Inc. (“VMC”) on April 26, 2005; and FONcentral.com, Inc. (“FC”) on May 26, 2005. We accounted for these transactions using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly our results of operations include the operating results of A1 Wireless effective January 1, 2005, VMC as of April 26, 2005 and FC as of May 26, 2005.

As a result of the sale of our MVNO operations on December 31, 2005, we no longer believe that segment information, in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, is applicable as our Wireless Activation and Services segment (“WAS”) represents greater than 95% of our total revenue and cost of revenue. Accordingly we will no longer report segment data separately in the notes to our financial statements. Our Management’s Discussion and Analysis of Results of Operations will continue to provide a comparison of our revenue and cost of revenue of our wireless activation and services and other components of revenue and cost of revenue to the extent MVNE and data services fluctuations appear significant in explaining and describing such results of operations.

Comparison of the Results of Operations for the Three Months Ended June 30, 2006 and 2005

	Three Months Ended June 30,				Change Between 2005 and 2006
	2005		2006
(amounts in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue:
Activation and services	$55,452	74%	$77,890	81%	$22,438	40%
Equipment	19,774	26%	17,912	19%	(1,862)	-9%

Total revenue	$75,226	100%	$95,802	100%	$20,576	27%

Cost of revenue
Activation and services	$286	0%	$1,065	1%	$779	272%
Equipment	41,718	55%	49,883	52%	8,165	20%

Total cost of revenue	$42,004	56%	$50,948	53%	$8,944	21%

Selected operating expenses:
Sales and marketing	$19,827	26%	$27,408	29%	$7,581	38%
General and administrative	12,299	16%	16,908	18%	4,609	37%
Depreciation and amortization	2,142	3%	3,960	4%	1,818	85%
Restructuring	245	0%	1,906	2%	1,661	678%

REVENUE

Revenue

Revenue consists of activations and services revenue, and equipment revenue. Activations and services revenue consists of (i) revenue from commissions, bonuses and other payments for the activation of services of wireless carriers and a satellite television carrier through private-labeled websites that we create and manage for marketers as well as through our own branded websites; (ii) revenue from the provisioning of MVNE Services which provide marketers the ability to sell MVNO services to their customers under their own brands using our e-commerce platform and operational infrastructure; and, (iii) revenue from data services under which we provide subscribers with real-time wireless access to work and personal information, including email, calendar, corporate directories, personal contacts and documents in addition to wireless entertainment and content. Activations and services revenue also includes amounts due from carriers resulting from ongoing disputes relating to commissions revenue. Such disputes arise in the normal course of reconciliation with carrier commission reports and we continue to update and improve our processes and procedures surrounding the collection of such disputed items. Equipment revenue consists mainly of revenue from the sale of wireless devices to our customers that subscribe to wireless services through our private-labeled websites or those websites that we manage for other marketers. The following further details the components of our revenue and a comparative discussion of performance:

	Three Months Ended June 30,				Change Between 2005 and 2006
(amounts in thousands)	2005		2006
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Activations and services:
Wireless activation	$53,622	71%	$72,900	76%	$19,278	36%
MVNE and data services	1,830	3%	4,990	5%	3,160	173%

	$55,452	74%	$77,890	81%	$22,438	40%
Equipment:
Wireless activation	$19,774	26%	$17,912	19%	$(1,862)	-9%

Total Revenue:
Wireless activation	$73,396	98%	$90,812	95%	$17,416	24%
MVNE and data services	1,830	3%	4,990	5%	3,160	173%

	$75,226	100%	$95,802	100%	$20,576	27%

Activations and Services

Activations and services revenue increased 40% to $77.9 million for the three months ended June 30, 2006 from $55.5 million for the three months ended June 30, 2005. The increase in activations and services revenue of $22.4 million was attributable to an increase in the number of wireless activations that we generated through marketing partners and increased advertising efforts compared to the prior period. Activations and services revenue also consisted of approximately $2.8 million associated with a change in our estimate of the amount of disputed carrier commissions that are deemed to be collectible. We believe these disputed commissions to be collectible based on our recent improvements in dispute commissions collections. Gross carrier commissions for activations subject to chargeback increased 28% to $81.0 million for the three months ended June 30, 2006 from $63.4 million for the three months ended June 30, 2005. Activations and services revenue of MVNE and data services increased $3.2 million to $5.0 million for the three months ended June 30, 2006. The increase in revenue was primarily the result of project development work completed and accepted by a customer in early June 2006.

Equipment

Revenue from sales of equipment for the three months ended June 30, 2006 decreased 9% to $17.9 million from $19.8 million for the three months ended June 30, 2005. The decrease in equipment revenue of $1.9 million was attributable to lower average sales prices due to an increase in instant discounts provided to customers as compared to the three months ended June 30, 2005.

Total revenue

Total revenue increased 27% to $95.8 million for the three months ended June 30, 2006 respectively from $75.2 million for the three months ended June 30, 2005. Revenue generated from the sale and activation of wireless devices and services accounted for approximately 81% of consolidated revenue for the three months ended June 30, 2006 compared to 74% for the three months ended June 30, 2005. Revenue from our top three wireless carriers represented 68% of consolidated revenue for the three months ended June 30, 2006 compared to 54% for the comparable period of 2005. Wireless activations and services revenue and equipment sales revenue may vary from period to period based on our promotional efforts, which include subsidizing the costs of devices purchased by our customers. We expect that revenue from the sale and activation of wireless devices and services will continue to increase during 2006 compared to 2005 performance.

COST OF REVENUE

Cost of revenue consists mainly of the cost of wireless devices (equipment) sold to our wireless activations and services customers. Our cost of revenue related to wireless equipment sales increased to $49.9 million for the three months ended June 30, 2006 as a result of a higher volume of devices sold during the period compared to sales of such devices in the three months ended June 30, 2005. Total cost of revenue increased 21% to $50.9 million for the three months ended June 30, 2006 compared to $42.0 million for the three months ended June 30, 2005. Cost of revenue from the sale of wireless devices accounted for approximately 98% of consolidated cost of revenue for the three months ended June 30, 2006 and 99% for the three months ended June 30, 2005. As a percentage of wireless total activations revenue, cost of equipment revenue decreased to 52% of revenue for the three months ended June 30, 2006 compared to 55% for the three months ended June 30, 2005.

OPERATING EXPENSES

Sales and Marketing

Sales and marketing expenses increased 38% to $27.4 million for the three months ended June 30, 2006 from $19.8 million for the corresponding period of 2005. The increase of $7.6 million was comprised mainly of a $6.2 million increase from the growth of existing marketing relationships and the addition of new marketing partner relationships since the three months ended June 30, 2005. Our marketing expenses largely comprise payments to on-line advertisers, search engines and third-party marketing partners based on orders or activations. We incurred approximately $24.1 million of third-party marketing expenses in the three months ended June 30, 2006. Such expenses were higher than corresponding periods of 2005 due to increased wireless activation competition, and increased rates and volume of advertising, which caused our customer acquisition costs to increase. In addition, advertising placement and search costs also increased. We expect that marketing expenses will continue to represent a significant percentage of our revenue in future periods.

General and Administrative

General and administrative expenses increased 37% to $16.9 million for the three months ended June 30, 2006 from $12.3 million for the corresponding period of 2005. The expense increase of $4.6 million was mainly composed of the following: $2.6 million related to increased payroll related expenses from a larger workforce, $0.9 million related to consulting and other expenses; $0.7 million due to a settlement with A1 Wireless and $0.3 million related to increased facilities costs and telecommunication related expenses. Stock-based compensation expense decreased $0.1 million for the period. For the three months ended June 30, 2005 stock-based compensation included $1.1 million related to the modification of option grants and awards of two employees that were terminated during that quarter. Absent this, stock-based compensation expense would have increased approximately $1.0 million as a result of compensation expense from options and stock awards granted after the first quarter of 2005 and the impact of the adoption of SFAS No. 123(R).

Depreciation and Amortization

Depreciation and amortization expenses, which are amortized over periods ranging from 18 months to 7 years, increased 85% to $4.0 million for the three months ended June 30, 2006 from $2.1 million for the three months ended June 30, 2005. The increase was primarily due to the costs associated with developing new functionality related to our websites, product offerings and amortization expense related to VMC and FC acquisitions on April 26, 2005 and May 26, 2005, and normal fixed asset depreciation on an increased amount of capital expenditures as compared to the corresponding period of 2005.

Restructuring

We implemented a restructuring plan following the acquisition of A1 Wireless, to take advantage of synergies gained through the acquisition and to restructure our operations for efficiency purposes. For the three months ended June 30, 2005, we recognized $0.2 million in restructuring costs which related to workforce reduction excess facilities. All costs related to this plan were paid out in 2005.

During the three months ended June 30, 2006, we implemented a restructuring plan related to changes in our management and operational structure. For the three and six months ended June 30, 2006, we recognized $1.9 million related to the termination of our former president and chief operating officer and thirteen other senior executives and employees. Of this amount, $0.6 million related to severance benefits that will be paid out in cash to the recipients on a monthly or bi-monthly basis over the terms of their respective severance agreements and $1.3 million related to severance expenses incurred as a result of the modification of stock-based compensation awards under which vesting of 50% of unvested restricted share and option awards was accelerated for three of the former employees.

Loss from continuing operations

Loss from continuing operations increased to $5.1 million for the three months ended June 30, 2006 from $1.2 million for the three months ended June 30, 2005 as a result of increasing cost of revenue and general operating expenses as described above in order to support overall revenue growth.

Net Loss

Net loss increased to $5.3 million for the three months ended June 30, 2006 from $1.7 million for the three months ended June 30, 2005.

Comparison of the Results of Operations for the Six Months Ended June 30, 2006 and 2005

	Six Months Ended June 30,				Change Between 2005 and 2006
	2005		2006
(amounts in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue:
Activation and services	$105,203	73%	$145,025	79%	$39,822	38%
Equipment	38,174	27%	38,148	21%	(26)	0%

Total revenue	$143,377	100%	$183,173	100%	$39,796	28%

Cost of revenue:
Activation and services	$1,459	1%	$1,325	1%	$(134)	(9)%
Equipment	80,668	56%	97,804	53%	17,136	21%

Total cost of revenue	$82,127	57%	$99,129	54%	$17,002	21%

Selected operating expenses:
Sales and marketing	$37,325	26%	$54,130	30%	$16,805	45%
General and administrative	28,577	20%	30,139	16%	1,562	5%
Depreciation and amortization	3,919	3%	7,443	4%	3,524	90%
Restructuring	394	0%	1,906	1%	1,512	384%

REVENUE

	Six Months Ended June 30,				Change Between 2005 and 2006
	2005		2006
(amounts in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Activations and services:
Wireless activation	$100,753	70%	$137,447	75%	$36,694	36%
MVNE and data services	4,450	3%	7,578	4%	3,128	70%

	105,203	74%	145,025	79%	39,822	38%
Equipment:
Wireless activation	$38,174	27%	$38,148	21%	$(26)	0%

Total Revenue:
Wireless activation	$138,927	97%	$175,595	96%	$36,668	26%
MVNE and data services	4,450	3%	7,578	4%	3,128	70%

	$143,377	100%	$183,173	100%	$39,796	28%

Activations and Services

Activations and services revenue increased 38% to $145.0 million for the six months ended June 30, 2006 from $105.2 million for the six months ended June 30, 2005. The increase in activations and services revenue of $39.8 million was attributable to an increase in the number of wireless activations that we generated through marketing partners and increased advertising efforts compared to prior year periods. Activations and services revenue also consisted of approximately $2.8 million associated with a change in our estimate of the amount of disputed carrier commissions that are deemed to be collectible. We believe these disputed commissions to be collectible based on our recent improvements in dispute commissions collections. Gross carrier commissions for activations subject to chargeback increased 27% to $152.2 for the six months ended June 30, 2006 from $120.0 million for the six months ended 2005. Activations and services revenue of MVNE and data services increased $3.1 million to $7.6 million for the six months ended June 30, 2006. The increase in revenue was primarily the result of project development work completed and accepted by a customer in early June 2006.

Equipment

Revenue from sales of equipment for the six months ended June 30, 2006 were $38.1 million compared to $38.2 million for the six months ended June 30, 2005. Although revenue remained flat between the corresponding six month periods, we experienced a reduction in equipment sales revenue in the three months ended June 30, 2006 as described above, primarily due to a decrease in price per unit as a result of an increase in discounts offered.

Total revenue

Total revenue increased 28% to $183.2 million for the six months ended June 30, 2006 respectively from $143.4 million for the six months ended June 30, 2005. Revenue generated from the sale and activation of wireless devices and services accounted for approximately 79% of consolidated revenue for the three months ended June 30, 2005 compared to 73% for the three months ended June 30, 2005. Revenue from our top three wireless carriers represented 67% of consolidated revenue for the three months ended June 30, 2006 compared to 54% for the comparable period of 2005. Wireless activations and services revenue and equipment sales revenue may vary from period to period based on our promotional efforts, which include subsidizing the costs of devices purchased by our customers. We expect that revenue from the sale and activation of wireless devices and services will continue to increase during 2006 compared to 2005 performance.

COST OF REVENUE

Cost of revenue consists mainly of the cost of wireless devices (equipment) sold to our wireless activations and services customers. Our cost of revenue related to wireless equipment sales increased to $97.8 million for the six months ended June 30, 2006 as a result of a higher volume of devices sold during the period compared to sales of such devices for the six months ended June 30, 2005. Total cost of revenue increased 21% to $99.1 million for the six months ended June 30, 2006 as compared to $82.1 million for the six months ended June 30, 2005. Cost of revenue from the sale of wireless devices accounted for approximately 99% of consolidated cost of revenue for the six months ended June 30, 2006 and 98% for the six months ended June 2005. As a percentage of wireless total activations revenue, cost of equipment revenue decreased to 53% of revenue for the six months ended June 30, 2006 compared to 56% for the six months ended June 30, 2005.

OPERATING EXPENSES

Sales and Marketing

Sales and marketing expenses increased 45% to $54.1 million for the six months ended June 30, 2006 from $37.3 million for the corresponding periods of 2005. The increase was comprised mainly of a $15.3 million increase from the growth of existing marketing relationships and adding new marketing partner relationships since the six months ended June 30, 2005. Our marketing expenses largely comprise payments to on-line advertisers, search engines and third-party marketing partners based on orders or activations. We incurred approximately $47.8 million of third-party marketing expenses in the six months ended June 30, 2006. Such expenses were higher than corresponding periods of 2005 due to increased wireless activation competition, and increased rates and volume of advertising, which caused our customer acquisition costs to increase. In addition, advertising placement and search costs also increased. We expect that marketing expenses will continue to represent a significant percentage of our revenue in future periods.

General and Administrative

General and administrative expenses increased 5% to $30.1 million for the six months ended June 30, 2006 from $28.6 million for the corresponding period of 2005. The expense increase of $1.6 million was mainly composed of the following: $2.9 million related to increased payroll expenses from a larger workforce; $1.7 million related to consulting and other expenses; $0.7 million due to a settlement with A1 Wireless; and $0.5 million related to increased facilities costs and telecommunication related expenses. Offsetting these increases, stock-based compensation expense decreased $4.3 million for the period. For the six months ended June 30, 2005, stock-based compensation included $2.2 million related to the modification of option grant and awards of two employees that were terminated during that quarter. Absent this, stock-based compensation expense would have decreased approximately $2.1 million as a result of compensation expense from options and stock awards granted after the first quarter of 2005 and the impact of the adoption of SFAS No. 123(R).

Depreciation and Amortization

Depreciation and amortization expenses, which are amortized over periods ranging from 18 months to 7 years, increased 90% to $7.4 million for the six months ended June 30, 2006 from $3.9 million for the six months ended June 30, 2005. The increase was primarily due to the costs associated with developing new functionality related to our websites, product offerings and amortization expense related to VMC and FC acquisitions on April 26, 2005 and May 26, 2005, and normal fixed asset depreciation on an increased amount of capital expenditures as compared to the corresponding period of 2005.

Restructuring

We implemented a restructuring plan following the acquisition of A1 Wireless, to take advantage of synergies gained through the acquisition and to restructure our operations for efficiency purposes. During the six months ended June 30, 2005, we recognized $394 in restructuring costs, of which $358 related to workforce reduction and the remaining $36 to excess facilities. All costs related to this plan were paid out in 2005.

During the three months ended June 30, 2006, we implemented a restructuring plan related to changes in our management and operational structure. For the three and six months ended June 30, 2006, we recognized $1,906 related to the termination of our former president and chief operating officer and thirteen other senior executives and employees. Of this amount, $594 related to severance benefits that will be paid out in cash to the recipients on a monthly or bi-monthly basis over the terms of their respective severance agreements and $1,312 related to severance expenses incurred as a result of the modification of stock-based compensation awards under which vesting of 50% of unvested restricted share and option awards were accelerated for three of the former employees.

Loss from continuing operations

Loss from continuing operations increased to $9.0 million for the six months ended June 30, 2006 from $8.6 million for the corresponding period in 2005. Although we experienced significant revenue growth, cost of revenue and operating expenses both increased as described above in order to support the revenue growth we experienced.

Net Loss

Net loss increased to $9.2 million for the six months ended June 30, 2006 from $8.6 for the same period of 2005.

Liquidity and Capital Resources

Since inception, we have funded our operations principally through the sale of equity securities and to a lesser extent, through subordinated debt, credit facilities, capital leases and lines of credit. In addition, certain of our vendors from whom we purchase handsets and other wireless equipment that we sell to our customers allow us to purchase up to approximately $49.0 million of such equipment on extended payment terms. The significant components of our working capital are inventory and liquid assets such as cash and cash equivalents, short-term investments and trade accounts receivable, reduced by accounts payable, accrued expenses and deferred revenue.

Our future capital and operating requirements will depend on many factors, including the level of our revenues, the expansion of our sales and marketing activities, the cost of our fulfillment operations, potential investments in businesses or technologies and continued market acceptance of our products. Additionally, poor financial results, unanticipated expenses, acquisitions of technologies or business or strategic investments could give rise to additional financing requirements sooner than we expect. In the event that cash on hand and available borrowings are not sufficient to fund working capital requirements that are not satisfied through net cash provided by operating activities or future cash requirements, we could be required, or could elect, to seek additional funding through a public or private equity or debt financing in the future, and this financing may not be available on terms acceptable to us, or at all.

As of June 30, 2006, we had cash and cash equivalents of $47.4 million, short-term investments of $5.0 million and debt and capital lease obligations of $15.8 million. As of December 31, 2005, we had cash and cash equivalents of $70.8 million, and debt and capital lease obligations of $15.9 million.

Consolidated Cash Flows

	Six Months Ended June 30,
	2005	2006
	(amounts in thousands)
Net cash used in operating activities	$(9,238)	$(7,823)
Net cash used in investing activities	(32,594)	(15,585)
Net cash provided by financing activities	6,106	36

Change in cash and cash equivalents	(35,726)	(23,372)
Short term investments on June 30, 2005 and 2006	—	5,000

Change in cash and cash equivalents and investments	$(35,726)	$(18,372)

Net cash used in operating activities was $7.8 million for the six months ended June 30, 2006 compared to net cash used in operating activities of $9.2 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, net income (loss) after adjustments for items to reconcile net income (loss) to net cash provided by operating activities was approximately $5.5 million. Such items included depreciation and amortization, non-cash interest expense and stock-based compensation.

Changes in operating assets and liabilities from December 31, 2005 decreased net cash provided by operating activities of approximately $13.3 million. Changes in working capital balances included an increase of current assets of approximately $28.1 million, excluding cash and cash equivalents, short-term investments and cash collected from notes receivable related to discontinued operations. The increase in these current assets was primarily the result of increased accounts receivable and inventory balances from December 31, 2005. The accounts receivable increase at June 30, 2006 was the result of higher commission balances owed to us by the carriers as a result of increased revenue and the timing of collections at the end of the month of June. Approximately $9.7 million of our June 30, 2006 accounts receivable balance was collected within the first two business days of July. Inventory balances increased as a result of product demand and anticipated business in the third quarter of 2006. We expect inventory balances to decrease during the three months ended September 30, 2006 as we take advantage of our buying leverage.

In addition, at June 30, 2006, we held inventory on our balance sheet committed to a vendor in an exchange for cash of $4.0 million which we had received by June 30, 2006 and 1.5 million of advertising trade credits. The inventory was expected to be delivered to the vendor in July and early August 2006, but we do not expect to recognize any revenue from this transaction and any gain from the exchange will be recognized as a reduction to our marketing expenses as we receive the advertising services from the vendor through the first quarter of 2007. At June 30, 2006, we had an accrued liability recorded on our balance sheet to reflect the cash proceeds received from the vendor.

Current liabilities, excluding debt and capital lease balances and acquisition earn-out obligations accrued during the period increased $14.6 million from December 31, 2005. The increase was mainly the result of an increase in accounts payable offset by decreases in accrued liabilities and deferred revenue. The increase in accounts payable at June 30, 2006 was the result of the timing of cash collections at the end of the month of June, as explained above, which slowed our payments to certain of our vendors; and higher inventory levels for which payment was not yet due. Accrued expenses decreased as a result of reductions in accrued consumer liabilities and cash amounts paid to fund the VMC earnout payment made in May 2006, partially offset by the $4.0 million commitment to provide inventory to a vendor described above. Deferred revenue decreased as a result of MVNE contract deliveries for which we were able to recognize revenue and an improvement in our deactivation rates.

Net cash used in investing activities for the six months ended June 30, 2006 and 2005 was $15.6 million and $32.6 million, respectively. The $17.0 million decrease in net cash used in investing activities was due to decreases from the 2005 period in the purchase of short term investments of approximately $12.9 million and cash paid for acquisitions and intangible assets of $5.5 million and increases of $1.1 million from proceeds received from the sale of discontinued operations and reductions in restricted cash balances in 2006. These amounts were partially offset by an increase of $2.8 million in the purchase of property and equipment and capitalized labor costs, primarily associated with enhancing our operating infrastructure and E-commerce platform to enable expanded and new functionality. Capital expenditures for the six months ended June 30, 2006 comprised $6.9 million of software and web site development and $1.6 million of other property, plant and equipment. Cash from investing activities included short-term investments of $5.0 million for the six months ended June 30, 2006.

Net cash provided by financing activities was $36,000 for the six months ended June 30, 2006 compared to net cash provided by financing activities of $6.1 million for the six months ended June 30, 2005. Financing activities consisted of cash used to repurchase common stock of $0.5 million and principal payments of capital leases of $0.2 million, partially offset by the proceeds received from the exercise of options of approximately $0.8 million.

Borrowings Under Line of Credit and Vendor Trade Credit. We maintain a revolving operating line of credit with Comerica Bank which allows for aggregate borrowing of up to $25.0 million subject to certain limits based on accounts receivable and inventory level. As of June 30, 2006, we had an aggregate principal amount of $15.0 million outstanding under the facility, however no further borrowing capacity under the facility was available as of June 30, 2006 based on the limits described above. Interest on advances under the revolving line of credit is payable monthly at a rate of LIBOR plus 2.0%. Under the terms of our line of credit we are required to maintain a current ratio, as defined of 1.1 to 1. We are also required to maintain an unrestricted cash balance of no less than $10.0 million held at Comerica and to meet certain minimum levels of EBITDA, as defined. As of June 30, 2006, we were in compliance with the EBITDA covenant under the credit facility. Our line of credit matures on January 1, 2007. We expect to refinance the facility or extend its maturity date prior to its maturity.

We have customary trade terms with many of our vendors including the carriers and original equipment manufacturers that provide wireless devices to us for sale to our customers. Based upon our vendor trade credit programs with the providers of our inventory, we had approximately $25.0 million of credit available to us for the purchase of wireless devices as of August 1, 2006.

Common Stock Repurchase Program. Our Board of Directors has authorized us to repurchase shares of our common stock up to an aggregate amount of $30.0 million. During the six months ended we repurchased an aggregate of 62,761 shares of our common stock for approximately $0.6 million. We expect to continue our share purchases through August 2006 at prevailing market rates using existing cash balances and funds generated from operating activities. There can be no assurances that we will repurchase up to the authorized amount over this time period.

Contractual Obligations

The following table summarizes our significant contractual obligations, including interest on capital leases, and the expected effect on liquidity and cash flows as of June 30, 2006.

	Total	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years
	(amounts in thousands)
Line of credit	$15,000	$15,000	$—	$—	$—
Capital leases	917	433	475	9	—
Operating leases	4,225	1,871	2,354	—	—
Obligation to purchase certain advertising (a)	4,550	4,550	—	—	—
Commitment to provide inventory to vendor (b)	4,000	4,000	—	—	—
Obligations under VMC APA (c)	—	—	—	—	—

	$24,692	$21,854	$2,829	$9	$—

(a)	We have a minimum purchase commitment to purchase a minimum level of advertising and media services from a vendor by March 31, 2007. Such commitment period may be extended at the option of the vendor.

(b)	We have a commitment to provide a vendor wireless devices and accessories for which we have already received a $4.0 million cash payment as of June 30, 2006. The inventory was shipped to the buyer in the third quarter of 2006.

(c)	Under the VMC Asset Purchase Agreement, we may be obligated to pay shareholders of VMC an additional $2.7 million in cash and 167,144 shares of our common stock upon achieving certain future operating targets. Such potential obligation has not been included in the table above.

Recent Accounting Pronouncements

In June, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. We are currently in process of assessing the impact of the adoption of this statement on our financial results.

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

The following is a summary of the most critical of these estimates. For additional information, see Item 7, Part II, “Management Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information currently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions

Revenue Recognition

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

Our revenue is reduced for estimated deactivations of the wireless services by customers prior to the expiration of a time period that ranges 120 to 180 days from the date of activation, depending on the wireless carrier. We estimate deactivations based on historical experience, which we have developed based on our experience with carriers, customer behavior and sources of customers, among other factors, allowing us to accrue estimates with what we believe is a high degree of certainty. Any increase or decrease in the deactivation amount will cause a corresponding dollar-for-dollar increase or decrease in revenue. As an example, the impact of a 1% change in the deactivation rate applied to the quarter ended June 30, 2006 would have an increase or decrease in revenue and the corresponding reserve of $0.8 million. Any decrease in revenue resulting from an increase in deactivations would also be offset, in part, by returns of wireless devices. Our reserves for deactivations are included in accounts receivable and deferred revenue on our balance sheet. If we determine that we cannot accurately predict future deactivation experience, we may be required to defer 100% of our carrier commission revenue until the expiration of the appropriate chargeback period. New channels for which we have insufficient historical data to adequately estimate deactivation experience will be deferred through the expiration period for a period of 24 months, until such time that we can accurately estimate the deactivation experience for the new channel.

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

As of the most recent quarter ended June 30, 2006, our handset return rate was 9.5% of handset revenue. We have recorded handset return rates of 10.4% and 11.2% for the years ended December 31, 2005 and 2004, respectively. Any increase or decrease in the actual handset return experience will cause a corresponding dollar-for-dollar decrease or increase in revenue. The impact of a 1% change in the handset returns rate applied to the quarter ended June 30, 2006 would have resulted in an increase or decrease in revenue of approximately $0.2 million.

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

Stock-based Compensation

We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective application (“MPA”) method. SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments usually stock options or unvested (restricted) stock awards based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants.

Provision for Income Taxes

We have historically reported net losses and, in accordance with accounting principles generally accepted in the United States, have not recorded any income tax benefits from those losses. Although we intend to utilize net operating loss carryforwards to offset taxable income that may be generated in 2006, we expect alternative minimum tax amounts to be payable primarily due to the net operating loss carryforward limitations associated with the alternative minimum tax calculation. We continue to maintain a valuation allowance against our deferred tax assets, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods when they are estimated to be realizable provided they are not subject to ownership change limitations. To the extent we report taxable income in future periods, we intend to use our net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes. Certain of these net operating losses obtained through our acquisitions are not included in the components of the deferred tax assets, as the use of these losses will be significantly limited under Section 382 of the Internal Revenue Code.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not hedge interest rate exposures and have not used derivative financial instruments for speculation or trading purposes. At June 30, 2006, our debt financing consisted primarily of amounts outstanding under our credit facility.

Senior Secured Debt, Variable Rate Debt:

The borrowings outstanding under our credit facility are secured by substantially all of our assets. The credit facility debt is held by one lender. Borrowings under our credit facility are sensitive to changes in interest rates. Given the existing level of debt of $15.0 million at June 30, 2006, a 0.5% change in the weighted-average interest rate would have an interest expense impact of approximately $6,000 each month.

Principal Balance	Fair Value	Weighted-Average Interest Rate	Scheduled Maturity
$15.0 million	$15.0 million	7.04%	January 2007

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Internal Controls over Financial Reporting

There has been no change in our internal controls over financial reporting identified in connection with the evaluation of such controls that occurred during our last fiscal year, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting for this current period.

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

Eight related putative nationwide class actions have been filed against us arising out of InPhonic-sponsored rebate offers for online purchases of wireless telephones. Five of the eight putative class actions also name a third-party rebate processor as a defendant. The rebate processor began to process claims for InPhonic-sponsored rebate offers in or about July 2005, and our agreement with this rebate processor expired in or about July 2006.

We have filed a motion with the Judicial Panel on Multidistrict Litigation (“JPML”) to consolidate the eight actions in the United States District Court for the District of Columbia. The rebate processor and a majority of the putative class representative plaintiffs have joined our request for consolidation of these cases in the District of Columbia. Other plaintiffs seek consolidation of these cases in the District of Arizona. Our JPML motion is fully briefed and likely to be heard by the JPML in the latter part of September 2006. We expect a decision from the JPML by the fourth quarter of 2006.

Three of the actions were originally filed in the United States District Court for the District of Columbia. Three actions were originally filed in the United States District Court for the District of Arizona. One action was originally filed in New Jersey state court, but was subsequently removed to, and remains pending in, the United States District Court for the District of New Jersey. The remaining action was originally filed in the United States District Court for the Northern District of Illinois.

The putative class action complaints allege, among other things, violations of the consumer protection laws of various States and (in certain lawsuits) the federal RICO (anti-racketeering) statute in connection with our disclosure and implementation of the terms and conditions of rebate offers. The class action plaintiffs seek statutory penalties, treble damages, attorneys’ fees, and punitive damages under the consumer protection statutes, and treble damages and attorneys’ fees under the RICO statute, as well as injunctions concerning the content of our websites.

The federal lawsuits are in an early stage. We have made motions in each of the courts where these cases are pending to defer pre-trial deadlines until the JPML makes its decision on transfer and consolidation. To date, the federal court in the District of Columbia has stayed all proceedings in two of the lawsuits pending the JPML’s ruling, and the federal court in the Northern District of Illinois has entered a substantially similar order. Similar motions remain pending in the New Jersey action and in one of the Arizona actions. We intend to vigorously defend these actions but cannot predict their outcomes.

On June 8, 2006, the Attorney General of the District of Columbia brought a lawsuit in the Superior Court of the District of Columbia (the “DCAG Action”), alleging violations of the D.C. consumer protection statute based on factual allegations that are substantively the same as those in the private putative nationwide class actions. The DCAG Action seeks injunctive relief, restitution for consumers, statutory penalties, and attorneys’ fees. The DCAG Action cannot be removed to federal court or consolidated with the eight federal putative class actions. However, we have asked the JPML to transfer the private actions to the federal court in the District of Columbia so that they can be informally coordinated with the DCAG Action. We answered the complaint on July 28, 2006. We intend to vigorously defend this action, but cannot predict its outcome.

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

We have experienced significant net losses each year since our inception. For the year ended December 31, 2005 we had net losses of $38.2 million. As of June 30, 2006, we had an accumulated deficit of $173.9 million. We may continue to incur net losses, and we cannot assure you that we will be profitable in future periods. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. Our financial results may also be impacted by stock-based compensation charges and possible limitations on the amount of net operating loss carryforwards that we can utilize annually in the future to offset any taxable income. Our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue or achieve profitability, we will continue to incur significant losses. We may then be forced to reduce operating expenses by taking actions not contemplated in our business plan, such as discontinuing sales of certain of our wireless services and devices, curtailing our marketing efforts or reducing the size of our workforce.

We expect our financial results to fluctuate, which may lead to volatility in our stock price.

Our revenue and operating results may vary significantly from period to period due to a number of factors, including:

•	economic conditions specific to online commerce and the wireless communications industry;

•	the timing of introduction of popular devices by mobile phone manufacturers and our ability to accurately forecast and procure an adequate supply of such devices;

•	timing of bonuses paid to us by other wireless carriers;

•	seasonal fluctuations in both Internet usage and purchases of wireless services and devices;

•	our ability to attract visitors to our websites and our ability to convert those visitors into customers;

•	our ability to retain existing customers;

•	delays in market acceptance or adoption by consumers of our services, including our MVNE services;

•	delays in our development and offering of new wireless services and devices;

•	changes in our use of sales and distribution channels;

•	our ability to obtain wireless devices at competitive prices;

•	our ability to manage our procurement and delivery operations and their related costs;

•	the amount of our marketing and other advertising costs;

•	our or our competitors’ pricing and marketing strategies;

•	our competitors’ introduction of new or enhanced products and services;

•	the extent to which overall Internet use is affected by spyware, viruses, and “phishing,” spoofing and other spam emails directed at Internet users, viruses and “denial of service” attacks directed at Internet companies and service providers, and other events; and

•	the amount and timing of operating costs relating to expansion of our operations.

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

We operate in a very competitive environment and we believe that maintaining high overall customer satisfaction is a critical part of our ongoing efforts to promote the use of our own branded websites, as well as the private-labeled websites that we create and manage for our marketers, and to improve our operating results. We have had certain problems with our customer support operations and in fulfillment of orders and experienced some customer satisfaction issues related to rebates. If the efforts we have undertaken to improve our customer experience are unsuccessful, we could be subject to additional customer complaints, litigation, and investigations by state and federal regulatory authorities, which could be costly, could divert the attention of our management from our core business and could damage our reputation. If these issues are not resolved, our revenues and results of operations could be adversely affected.

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

Since our inception, our operating and investing activities have used more cash than they have generated. We expect our uses of cash over the next 12 months to include funding our operations, expanding our customer base, maintaining and enhancing our e-commerce platform and focusing on customer service. As of June 30, 2006, we had cash and cash equivalents of $47.4 million and short-term investments of $5.0 million, including borrowings under our line of credit of $15.0 million. While we believe that our current cash and cash equivalents, short-term investments, and amounts available under our bank line of credit and trade credit available from wireless carriers and handset manufacturers will be sufficient to fund our working capital and capital expenditures through the foreseeable future, our revenue may not meet our expectations, we may be unable to control costs or we may incur additional expenses, including capital expenditures. In addition, we have not been in compliance with certain of our covenants under our line of credit for recent quarters ended prior to June 30, 2006 which included June 30, 2005, September 30, 2005 and December 31, 2005. Although we received waivers from our lender of our non-compliance with each of these covenants, there is no assurance that we will be in compliance with our covenants in the future, and if not in compliance, that we will receive a waiver. To remain competitive, we must continue to use cash to enhance and improve the functionality and features of our e-commerce platform and the websites we create and manage. If competitors introduce new services embodying new technologies, or if new industry standards and practices emerge, we may have to spend resources on the purchase or development of new functionalities or technologies. If we incur additional expenses or experience a revenue shortfall, our current resources may not be sufficient. We may then find it necessary to obtain additional financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

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

Under our agreements with wireless carriers, commissions are not earned if the customer’s service is deactivated with the carrier before a pre-determined period of time, usually between 120 and 180 calendar days. We maintain a reserve to cover the commissions lost through deactivations based upon our historical experience. We monitor a number of factors in determining this reserve. For example, our experience has been that customers who participate in a promotion that allows them to obtain a phone and activate an account with no up-front payment have a higher deactivation rate than customers who pay amounts in advance. If the rate of our deactivations increases in excess of our historical experience, we would have to increase our deactivation reserve, which, in turn, would cause our revenue to decline. Further, if our estimates vary materially for a future period or periods in relation to revenue and/or net income so that we conclude that our method of determining estimates is not sufficiently accurate, we may be required to change our method of accounting for these estimates. While a change in accounting for deactivations would have no impact on our cash flow, any such change may negatively impact our net income for particular periods and cause a decline in stock price. An increase in our deactivation rate could also cause carriers to modify the commission terms with us or even terminate our agreements.

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

We face inventory risk.

We are exposed to inventory risks as a result of seasonality, new product launches by equipment manufacturers, rapid changes in product cycles and changes in consumer tastes with respect to wireless devices. In order to be successful, we must accurately predict these trends and avoid overstocking or under-stocking wireless devices. Demand for wireless devices, however, can change significantly between the time we order the wireless devices and the date we sell these to customers.

The acquisition of certain types of inventory, or inventory from certain sources, may require significant lead-time and prepayment, and such inventory may not be returnable. We carry a broad selection of wireless devices and maintain significant inventory levels of certain popular devices and we may be unable to sell products in sufficient quantities or during the relevant selling seasons.

Any one of the inventory risk factors set forth above may adversely affect our operating results.

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

Our ability to utilize net operating loss carryforwards to offset future taxable income may be limited.

As of June 30, 2006, we had approximately $135.0 million of federal and state net operating loss carryforwards. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income. If such a change in our ownership occurs, our ability to use our net operating loss carryforwards in any fiscal year may be significantly limited under these provisions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended June 30, 2006, we issued the following securities that were not registered under the Securities Act of 1933:

•	In April 2006, we issued two warrants in connection with a multi-year agreement with a vendor. One warrant has a term of five years and is immediately exercisable for up to 566,324 shares of our common stock at a price of approximately $7.35 per share. The other warrant has a term of eight years and is exercisable for up to 188,775 shares of our common stock, if the vendor meets certain performance conditions. The exercise price will be based on the trading price of our common stock when the performance conditions are satisfied. The warrants contain a net issuance exercise provision. The warrants were issued in reliance upon the exemptions provided for in Section 4(2) of the Securities Act, relating to sales not involving any public offering, and Rule 506 of the Securities Act relating to sales to accredited investors.

•	On April 24, 2006, we issued 119,389 shares of our common stock to RR Holding, Inc. (formerly known as VMC Satellite Inc.) for the fulfillment of certain earn-out targets pursuant to the Asset Purchase Agreement dated April 25, 2005 by and among InPhonic Inc.; CAIS Acquisition II, LLC, RR Holding, Inc. and Rick Rahim. We issued the common stock in reliance upon the exemptions provided for in Section 4(2) of the Securities Act, relating to sales not involving any public offering, and Rule 506 of the Securities Act relating to sales to accredited investors.

•	On April 26, 2006 we issued 362,757 shares of our common stock to RR Holding Inc. (formerly known as VMC Satellite, Inc.) in connection with the release of the second tranche of consideration for our purchase of certain of the assets of VMC Satellite, Inc. pursuant to the Asset Purchase Agreement dated April 25, 2005 by and among InPhonic, Inc.; CAIS Acquisition II, LLC, RR Holding, Inc. and Rick Rahim. We issued the common stock in reliance upon the exemptions provided for in Section 4(2) of the Securities Act, relating to sales not involving any public offering, and Rule 506 of the Securites Act relating to sales to accredited investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on June 22, 2006, the following items were voted upon:

1. Election of Director whose term will expire in 2009 by the following:

Nominee	For	Witheld
Ira Brind	29,544,965	1,355,085

2.	Ratification of appointment of independent registered public accounting firm, Grant Thornton, LLP:

For	Against	Abstain
30,708,705	150,562	40,983

ITEM 5. OTHER INFORMATION

In April 2006, we issued two warrants in connection with a multi-year agreement with a vendor. One warrant has a term of five years and is immediately exercisable for up to 566,324 shares of our common stock at a price of approximately $7.35 per share. The other warrant has a term of eight years and is exercisable for up to 188,775 shares of our common stock, if the vendor meets certain performance conditions. The exercise price will be based on the trading price of our common stock when the performance conditions are satisfied. The warrants contain a net issuance exercise provision. The warrants were issued in reliance upon the exemptions provided for in Section 4(2) of the Securities Act, relating to sales not involving any public offering, and Rule 506 of the Securities Act relating to sales to accredited investors.

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

Date: August 9, 2006