Form 10-Q
period 2006-09-30
INPHONIC INC
filed 2006-11-09
CIK 1133324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

The registrant had 36,633,309 shares of common stock outstanding as of November 1, 2006.

INPHONIC, INC.

INDEX

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INPHONIC, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share and share amounts)

	December 31, 2005	September 30, 2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,783	$57,537
Accounts receivable, net of allowance for doubtful accounts of $2,042 and $2,520, respectively	34,606	56,545
Inventory, net	19,680	18,160
Prepaid expenses	2,405	6,650
Deferred costs and other current assets	6,823	2,220
Current assets of discontinued operations	2,430	392

Total current assets	136,727	141,504
Restricted cash and cash equivalents	400	—
Property and equipment, net	12,121	19,439
Goodwill	31,140	36,634
Intangible assets, net	12,651	9,660
Deposits and other assets	3,058	8,721

Total assets	$196,097	$215,958

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,543	$58,071
Accrued expenses and other liabilities	31,588	19,438
Current portion of deferred revenue	13,851	10,169
Current liabilities of discontinued operations	3,130	1,178
Current maturities of capital leases	377	350

Total current liabilities	80,489	89,206
Long term debt and capital lease obligations, net of current maturities	15,474	20,258
Deferred revenue, net of current portion	284	553

Total liabilities	96,247	110,017

Stockholders’ equity:
Common stock, $0.01 par value
Authorized 200,000,000 shares at December 31, 2005 and September 30, 2006; issued and outstanding 35,232,869 and 36,564,298 shares at December 31, 2005 and September 30, 2006, respectively	353	366
Additional paid-in capital	264,155	284,244
Accumulated deficit	(164,658)	(178,669)

Total stockholders’ equity	99,850	105,941

Total liabilities and stockholders’ equity	$196,097	$215,958

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Revenue:
Activations and services	$65,405	$85,171	$170,608	$230,196
Equipment	26,555	17,013	64,729	55,161

Total revenue	91,960	102,184	235,337	285,357
Cost of revenue, exclusive of depreciation and amortization:
Activations and services	(564)	551	895	1,876
Equipment	54,317	52,770	134,985	150,574

Total cost of revenue	53,753	53,321	135,880	152,450
Operating expenses:
Sales and marketing, exclusive of depreciation and amortization	24,274	29,480	61,599	83,610
General and administrative, exclusive of depreciation and amortization	15,750	19,685	44,326	49,824
Depreciation and amortization	2,460	4,543	6,379	11,986
Restructuring costs	453	209	848	2,115
Investment write-off	—	—	228	—

Total operating expenses	42,937	53,917	113,380	147,535

Operating loss	(4,730)	(5,054)	(13,923)	(14,628)

Other income (expense):
Interest income	549	442	1,576	1,616
Interest expense	(185)	(276)	(599)	(900)

Total other income	364	166	977	716

Loss from continuing operations	(4,366)	(4,888)	(12,946)	(13,912)
Discontinued operations:
Income (loss) from discontinued operations	(587)	72	(653)	(99)

Net loss	$(4,953)	$(4,816)	$(13,599)	$(14,011)

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.12)	$(0.13)	$(0.38)	$(0.39)
Net income (loss) from discontinued operations	(0.02)	0.00	(0.02)	(0.00)

Basic and diluted net loss per share	$(0.14)	$(0.13)	$(0.40)	$(0.39)

Basic and diluted weighted average shares outstanding	35,515,210	36,304,160	34,099,325	35,836,331

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2005	35,232,869	$353	$264,155	$(164,658)	$99,850
Stock-based compensation expense	—	—	10,944	—	10,944
Issuance of common stock in connection with the acquisition earnouts of:
A1 Wireless, Inc.	15,408	—	235	—	235
VMC Satellite, Inc.	697,045	7	4,939	—	4,946
Issuance of common stock warrant	—	—	3,228	—	3,228
Repurchase and retirement of common stock	(62,761)	(1)	(502)	—	(503)
Exercise of common stock options, restricted stock awards and other	681,737	7	1,245	—	1,252
Net loss	—	—	—	(14,011)	(14,011)

Balance, September 30, 2006	36,564,298	$366	$284,244	$(178,669)	$105,941

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2005	2006
Cash flows from operating activities:
Net loss	$(13,599)	$(14,011)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,379	11,986
Non-cash sales and marketing expense related to common stock warrant	—	296
Non-cash interest expense, net	486	—
Stock-based compensation	13,721	10,088
Non-cash write-off of investment	228	—
Changes in operating assets and liabilities, net of assets and liabilities received from business acquisitions:
Accounts receivable	(23,621)	(21,594)
Inventory	(23,201)	3,843
Prepaid expenses	(1,267)	(5,723)
Deferred costs and other assets	(1,060)	4,607
Deposits and other assets	(1,357)	(2,153)
Accounts payable	17,144	25,598
Accrued expenses and other liabilities	5,538	(9,856)
Deferred revenue	5,028	(3,413)

Net cash used in operating activities	(15,581)	(332)
Cash flows from investing activities:
Capitalized expenditures, including internal capitalized labor	(8,745)	(15,525)
Cash paid for acquisitions	(8,670)	(3,989)
Cash paid for intangible assets	(2,532)	(193)
Purchase of short-term investments	(5,005)	(5,000)
Proceeds from the maturity of short-term investments	—	5,000
Proceeds from the sale of assets of discontinued operations	—	1,111
Reduction in restricted cash and cash equivalents	—	400

Net cash used in investing activities	(24,952)	(18,196)
Cash flows from financing activities:
Principal repayments on debt	(215)	(1,751)
Borrowings on line of credit	15,000	—
Trade borrowings on line of credit	—	6,355
Cash paid for repurchase of common stock	(3,090)	(503)
Proceeds from exercise of warrants and options	9,669	1,181
Net costs of initial public offering	(291)	—

Net cash provided by financing activities	21,073	5,282

Net decrease in cash and cash equivalents	(19,460)	(13,246)
Cash and cash equivalents, beginning of the period	100,986	70,783

Cash and cash equivalents, end of the period	$81,526	$57,537

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	$107	$774
Supplemental disclosure of non-cash activities:
Release of funds in escrow related to acquisitions	10,700	—
Issuance of common stock in business acquisitions	8,209	5,181
Issuance of warrant to purchase common stock to vendor	—	3,228
Purchase consideration in accrued liabilities	3,000	224
Inventory issued for advertising credits	—	2,323
Issuance of common stock in intangible asset purchase	1,549	—
Stock-based compensation capitalized as internal labor	—	443
Equipment purchased on capital lease	366	152

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

The accompanying financial statements for the three month period ended September 30, 2005 include adjustments to reduce depreciation and amortization expense by $733. These adjustments to depreciation were made to correct a computational error in the fixed asset subledger that caused depreciation expense to be overstated in each prior period between fiscal years 2001 and 2004 and for the six months ended June 30, 2005. We do not believe the impact of the adjustments to be material to the three month or nine month periods ended September 30, 2005 or any other prior period.

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

Since inception we have incurred net losses attributable to common stockholders of approximately $178,669. To date, management has relied on debt and equity financings to fund our operating deficit. While we currently have $57,537 of cash and cash equivalents on hand as of September 30, 2006, we may require additional financing to fund future operations.

INPHONIC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

(d) Acquisitions and Discontinued Operations

We acquired certain assets and assumed certain liabilities of A1 Wireless USA, Inc. (“A1 Wireless”); VMC Satellite, Inc. (“VMC”); and FONcentral.com, Inc. (“FC”). We accounted for these transactions using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly our results of operations include the operating results of A1 Wireless effective January 1, 2005, VMC as of April 26, 2005 and FC as of May 26, 2005, their respective acquisition dates.

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

Wireless Services: We generate revenue from wireless carriers, including a satellite television carrier, who pay commissions and volume and performance-based bonuses, for activating wireless services and features on their networks. We recognize commissions from wireless carriers upon shipment of activated devices to the customer. In addition to activation commissions, certain carriers pay us a monthly residual fee either for as long as a customer who we activate for that carrier continues to be its subscriber, or for a fixed period of time depending on the carrier. We purchase satellite activation certificates evidencing activation rights in advance of their resale to customers. Revenue from satellite television customers includes sales of these satellite activation certificates, net of the certificate cost, as we are acting as an agent in the transaction. Our wireless revenue is reduced for estimated deactivations of customers prior to the expiration of a time period that ranges 90 to 180 days from the date of activation, depending on the wireless carrier. We estimate deactivations based on historical experience, which we developed based on our experience with carriers, customer behavior and sources of customers, among other factors, allowing us to accrue estimates with what we believe is a high degree of certainty. If we determine that we cannot accurately predict future deactivation experience, we may be required to defer 100% of our carrier commissions revenue until the expiration of the appropriate chargeback period. Our reserves for deactivations are included in accounts receivable and deferred revenue on the accompanying balance sheets.

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

MVNE Services: We offer marketers the ability to sell wireless services to their customers under their own brands using our e-commerce platform and operational infrastructure through MVNE contracts. We receive fees for the development of the network platform, for custom functional enhancements to the network platform, and for operational support services. We defer the fees attributable to the production of the network platform and recognize these fees and costs over the expected life of the agreement (typically 12 to 48 months). Fees received for custom functional enhancements to the network platform and for operational services are deferred until all revenue criteria have been satisfied. Deferred revenue from MVNE contracts as of December 31, 2005 and September 30, 2006 was $1,852 and $1,590, respectively.

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

(b) Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable. We extend credit to wireless network carriers (“Carriers”) on an unsecured basis in the normal course of business. Three Carriers accounted for 67% and 70% of accounts receivable, net of the deactivation reserve, as of December 31, 2005 and September 30, 2006, respectively.

INPHONIC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

For the three and nine months ended September 30, 2005 and 2006, revenue from three Carriers exceeded 10% of our total revenue. Revenue as a percentage of total revenue for these Carriers was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Carrier A	32%	37%	29%	36%
Carrier B	13%	18%	16%	17%
Carrier C	17%	15%	21%	15%

Total	62%	70%	66%	68%

(c) Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2005 and September 30, 2006 consisted of:

	As of
	December 31, 2005	September 30, 2006
Accrued consumer liabilities	$18,289	$10,153
Accrued payroll and related expenses	1,452	1,479
Accrued acquisition costs and severance costs	5,063	591
Accrued taxes payable	593	386
Other	6,191	6,829

	$31,588	$19,438

(d) Restructuring Costs

We implemented a restructuring plan following the acquisition of A1 Wireless, to take advantage of synergies gained through the acquisition and to restructure our operations for efficiency purposes. For the three months ended September 30, 2005, we recognized $453 in restructuring costs, all of which related to workforce reduction. During the nine months ended September 30, 2005, we recognized $848 in restructuring costs, of which $812 related to workforce reduction and the remaining $36 to excess facilities. All costs related to this plan were paid out in 2005.

During 2006, we implemented a restructuring plan related to changes in our management and operational structure. For the nine months ended September 30, 2006, we recognized $2,115 related to the termination of our former president and chief operating officer and thirteen other senior executives and employees. Of this amount, $594 related to severance benefits that will be paid out in cash to the recipients on a monthly or semi-monthly basis over the terms of their respective severance agreements, $1,312 related to severance expenses incurred as a result of the modification of stock-based compensation awards under which vesting of 50% of unvested restricted share and option awards was accelerated for three of the former employees, and $209 related to other costs primarily due to relocation expenses for certain key employees. At September 30, 2006, we had an accrued liability recorded of $367 of which approximately $222 will be paid out in cash by December 31, 2006.

INPHONIC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

(e) Loss on investment

During the nine months ended September 30, 2005, we sold all data service software acquired from Avesair Inc. in May 2003, to a third party vendor and wrote off related capitalized labor, intangible assets, goodwill and other costs related to this asset. As a result of this transaction, we recognized a loss of $228 during the period.

(f) Stock-Based Compensation

We adopted Statement of Financial Accounting Standards “SFAS” No. 123 (revised 2004), Share Based Payment (SFAS No. 123(R)) on January 1, 2006 using the modified prospective application method (“MPA”). SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments (usually stock options or unvested (restricted) stock awards based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the interaction of the adoption of SFAS No. 123(R) and the SEC rules and regulations. We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

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

Stock Options—We have two stock plans under which we have issued or may issue options to purchase shares of our common stock. The 1999 Stock Incentive Plan (the “1999 Plan”), provided for grants of stock-based awards from time to time to employees, officers, directors and consultants of the Company at exercise prices determined by the board of directors. Options granted under the 1999 Plan generally vest over a four-year

INPHONIC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

period and expire ten years from the grant date. As of November 19, 2004, no additional options were available for grant under the 1999 Plan due to the adoption of the 2004 Equity Incentive Plan (the “2004 Plan”).

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

For the three and nine months ended September 30, 2006 as a result of our adoption of SFAS No. 123(R), we recognized stock-based compensation expense related to employee options granted prior to January 1, 2006 of $1,394 and $4,770, of which $24 and $260, respectively, was capitalized in accordance with our compensation policies and SFAS No. 123(R).

In addition on March 22 and June 13, 2006, we granted options to certain of our employees to purchase 679,900 and 207,000 shares of our common stock, respectively. The options granted on March 22 and June 13, 2006 were granted at an exercise price of $6.46 and $6.51 per share, respectively. The grant date fair value of employee share options was estimated using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 5.77 years; an average volatility of 72%; no dividend yield; and a risk-free interest rate averaging 4.75%. The weighted average fair value per share of options granted was $4.29. Compensation cost of the grant was reduced by an estimated forfeiture amount based on an annual experience rate of 9.93%. As of the date of grants, total compensation cost related to the grants including estimated forfeitures was approximately $2,324 and $715 for the March 22, and June 13, 2006 grants, respectively. Stock-based compensation expense for these grants for the three and nine months ended September 30, 2006 was $101 and $227 respectively.

The impact of adopting SFAS No. 123(R) increased stock-based compensation expense included in our operating expenses and increased net loss from continuing operations by approximately $718 and $1,715 for the three and nine months ended September 30, 2006 respectively or $0.02 and $0.05 per basic and diluted share. There was no impact from the adoption on cash flow from operations or cash flows from financing activities.

The following table summarizes the activity for stock options granted to employees and non-employees for the nine months ended September 30, 2006.

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Balance January 1, 2006	5,115,969	$9.47
Granted	886,900	6.47
Exercised	(257,599)	4.95
Forfeited	(813,324)	11.88

Balance September 30, 2006	4,931,946	$8.77	7.66	$7,230

Ending vested & expected to vest	4,681,171	$8.74	7.60	$6,924

Exercisable at September 30, 2006	2,849,165	$8.40	6.97	$4,428

INPHONIC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2006 was $4.29. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $663.

Restricted Common Stock—During the nine months ended September 30, 2006, we granted 1,205,127 shares of restricted common stock to certain of our key employees. The restrictions on this common stock lapse and the stock vests over periods ranging up to four years from the grant date. The following table summarizes the activity for restricted stock for the nine months ended September 30, 2006.

	Number of Restricted Stock Awards	Weighted-average grant date fair value
Non-vested at January 1, 2006	1,137,878	$15.58
Granted	1,205,127	6.61
Vested	(443,432)	14.65
Surrendered for taxes	(37,768)	15.83
Forfeited	(170,979)	15.10

Non-vested at September 30, 2006	1,690,826	$9.47

As of September 30, 2006, there was approximately $12,566 of total unrecognized compensation cost related to restricted share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.54 years. The total fair value of shares vested during the nine months ended September 30, 2006 was approximately $6,495.

Stock Purchase Warrants—In April 2006, we issued a warrant to purchase 566,324 shares of our common stock at an exercise price of $7.35 per share. The estimated fair value of the warrant granted was determined using the Black-Scholes Model. The weighted average grant date fair value per share of this warrant was $5.70. The following table summarizes warrant activity for the nine months ended September 30, 2006:

	Number of warrants	Weighted average exercise price	Range of exercise
Balance January 1, 2006	787,863	$8.44	$0.03 - 24.00
Granted	566,324	7.35	7.35
Exercised	(17,270)	0.28	0.03 - 2.49
Surrendered for cashless exercise	(627)	2.25	0.03 - 2.49
Forfeited	(3,334)	24.00	24.00

Balance at September 30, 2006	1,332,956	$8.04	$0.03 - 15.60

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

Warrants outstanding at September 30, 2006 were exercisable for 1,332,956 shares of our common stock, excluding this contingent warrant.

INPHONIC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

Our pro forma net loss per common share, basic and diluted, for the three and nine months ended September 30, 2005 was as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss as reported	$(4,953)	$(13,599)
Add: Stock-based employee compensation expense included in net loss as reported, net of related tax effects	3,874	13,046
Less: Total stock-based employee compensation determined under fair value based methods for all stock award, net of related tax effects	(4,615)	(9,786)

Pro forma net loss	$(5,694)	$(10,339)

Net loss per common share, basic and diluted, as reported	$(0.14)	$(0.40)
Net loss per common share, basic and diluted, pro forma	$(0.16)	$(0.30)
Basic and diluted weighted average common shares outstanding	35,515,210	34,099,325

Stock-based compensation which includes compensation recognized on stock option grants and restricted stock awards has been included in the following line items in the accompanying condensed consolidated financial statements. There was no tax benefit recognized in the statements of operations for stock-based awards in either period:

	As of
Balance Sheet:	December 31, 2005	September 30, 2006

Property and equipment, net	$—	$404

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of operations:	2005	2006	2005	2006
Sales and marketing	$709	$674	$1,761	$2,212
General and administrative	3,148	2,304	11,703	6,564
Restructuring costs	—	—	—	1,312
Net income (loss) from discontinued operations	69	—	258	—

	$3,926	$2,978	$13,722	$10,088

During the nine months ended September 30, 2006, we modified the stock-based awards of 5 employees which accelerated the vesting of 81,035 shares of restricted stock and options underlying 122,258 shares of our common stock. As a result of the expedited vesting, we accelerated expense recognition of the compensation cost associated with the newly vested shares. Accordingly, stock-based compensation expense includes $1,312 from these actions. Incremental compensation cost arising from the modifications to the vesting terms of the awards was not significant.

(g) Net Loss per Share

We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per common share excludes any dilutive effects of options, warrants, restricted stock and convertible securities and is calculated by dividing net loss attributable to common stockholders by the weighted average number of common

INPHONIC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

shares issuable and outstanding for the period. Diluted net loss per common share equals basic net loss per common share, as the effects of options, warrants, restricted stock and convertible securities are anti-dilutive.

The following table reconciles net loss and basic and diluted weighted average common shares outstanding to the historical or pro forma net loss and the pro forma basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2005 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net loss from continuing operations	$(4,366)	$(4,888)	$(12,946)	$(13,912)
Net income (loss) from discontinued operations	(587)	72	(653)	(99)

Net loss	$(4,953)	$(4,816)	$(13,599)	$(14,011)

Weighted average shares outstanding
Basic and diluted earnings per share:	35,515,210	36,304,160	34,099,325	35,836,331
Net loss from continuing operations	$(0.12)	$(0.13)	$(0.38)	$(0.39)
Net income (loss) from discontinued operations	(0.02)	0.00	(0.02)	(0.00)

Basic and diluted earnings per share	$(0.14)	$(0.13)	$(0.40)	$(0.39)

During the three and nine months ended September 30, 2006 and 2005, we incurred a net loss. If our outstanding common stock equivalents were exercised or converted into common stock, the result would have been anti-dilutive and, accordingly, basic and diluted net loss attributable to common stockholders per share are identical for all periods presented in the accompanying condensed consolidated statements of operations. The following summarizes our potential outstanding common stock equivalents as of the end of each period:

	September 30,
	2005	2006
Options to purchase common stock	5,502,930	4,931,946
Restricted stock awards	1,021,266	1,690,826
Warrants to purchase common stock	897,647	1,521,731
Shares awarded in connection with the VMC acquisition	210,379	—

Total common stock equivalents convertible into common stock	7,632,222	8,144,503

(3) Discontinued Operations

On December 31, 2005, we completed the sale of substantially all of the operating assets of our Liberty Wireless business. During the nine months ended September 30, 2006 we collected $1,111 of notes receivable recorded at December 31, 2005 related to the divestiture. Summary operating results for discontinued operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenue	$4,777	$—	$19,625	$—
Costs and expenses	(5,364)	72	(20,278)	(99)

Income (loss) from discontinued operations	$(587)	$72	$(653)	$(99)

INPHONIC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

Balance sheet data included:

	As of
	December 31, 2005	September 30, 2006
Accounts and notes receivable, net	$1,848	$392
Other current assets	582	—

Assets of discontinued operations	$2,430	$392

Accounts payable	$931	$—
Other accrued expenses	2,199	1,178

Liabilities of discontinued operations	$3,130	$1,178

(4) Goodwill

The following table reflects the changes to goodwill for the nine months ended September 30, 2006:

Balance as of December 31, 2005	$31,140
Goodwill arising from VMC Satellite, Inc. earn-outs (1)	5,494

Balance as of September 30, 2006	$36,634

(1)	We achieved the earn-out performance target stipulated in the VMC Asset Purchase Agreement on February 28, 2006 and accordingly recorded additional goodwill of $2,984. The earn-out consideration consisted of amounts that were paid in cash of $2,362 and 119,389 shares of our common stock with a fair value of $622. Such consideration was paid in April 2006. An additional $2,510 of goodwill was earned in connection with achieved earn-out performance targets on August 24, 2006 and consisted of $1,186 of cash, of which $224 was still payable as of September 30, 2006, and 214,899 shares of our common stock with a fair value of $1,324. We may also be obligated to pay shareholders of VMC an additional $1,568 in cash based on future performance targets.

(5) Debt

We maintain a revolving operating line of credit which allows for aggregate borrowings of up to $25,000 subject to certain limits based on accounts receivable and inventory levels. On September 28, 2006, we entered into a Seventh Amendment (the “Amendment”) to Third Amended and Restated loan and Security Agreement (the “Agreement”) with Comerica Bank (the “Bank”). The Amendment amended the maturity date from January 1, 2007 to July 1, 2007, reduced the applicable interest to the Bank’s LIBOR plus a margin of 1.75% from the Bank’s LIBOR plus a margin of 2.00%, and modified the terms of the limits on our aggregate borrowing base. At September 30, 2006 and December 31, 2005, there were $19,924 and $15,000 outstanding under this line of credit, respectively. As of September 30, 2006, we had no additional borrowing availability under the facility based on the limits described above. The line of credit expires effective July 1, 2007 and accordingly the outstanding balance has been classified as a current liability as of September 30, 2006. We terminated our line of credit on November 7, 2006.

On November 7, 2006, we executed a $100 million aggregate principal amount senior secured term loan bearing a fixed rate of interest of nine percent per annum and secured by substantially all our assets. The term loan matures in November 2011. Beginning in November 2009, we have the ability to repay principal on the loan without

INPHONIC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

penalty and conversely, the lenders have the right to call the remaining outstanding principal of the debt without penalty. As additional consideration, we also granted the lenders warrants to purchase 1,250,000 shares of our common stock at an exercise price of $0.01 per share. We received $75.0 million of the term loan proceeds on November 7, 2006, and have the option to withdraw the remaining amount at a later date. Proceeds from the term loan will be used to repay all indebtedness under the existing credit facility, fund share repurchases of our common stock, and for general corporate and working capital needs. In conjunction with the loan transaction above, we terminated our credit facility with Comerica Bank and used proceeds from the term loan to repay the outstanding principal obligation of $19,924 plus accrued interest.

(6) Repurchase of Common Stock

On August 17, 2005, our Board of Directors authorized the repurchase of up to $30,000 of our common. We funded our share repurchases with cash on hand and cash generated from operations. During the nine months ended September 30, 2006, we repurchased 62,761 shares of our common stock at an average price of $8.01 per share for approximately $503. All shares repurchased were returned to the status of authorized but unissued shares of common stock as of September 30, 2006. For the duration of the program, we repurchased 1,144,248 shares for an aggregate consideration of $13,591. The program ended August 17, 2006.

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

Thirteen related putative federal court class actions, have been filed against us arising out of InPhonic-sponsored rebate offers for online purchases of wireless telephones. Eight of these lawsuits also name a third-party rebate processor as a defendant. This rebate processor began to process claims for InPhonic-sponsored rebate offers in or about July 2005, and InPhonic’s agreement with the rebate processor expired in or about July 2006. One of these lawsuits also names our current third-party rebate processor as a defendant.

Of the thirteen federal court actions, five are pending in the District of Columbia, another five are pending in the District of Arizona, and one each is pending in the federal courts Newark, New Jersey, Chicago, and Los Angeles.

INPHONIC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and share amounts)

On October 25, 2006 we received a decision by the Judicial Panel on Multidistrict Litigation (“JPML”) granting our motion to consolidate the federal court actions in the United States District Court for the District of Columbia before the Honorable Ellen Segal Huvelle.

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

The federal lawsuits are in an early stage. We intend to vigorously defend these actions but cannot predict their outcome.

On June 8, 2006, the Attorney General of the District of Columbia brought a lawsuit in the Superior Court of the District of Columbia (the “DCAG Action”), alleging violations of the D.C. consumer protection statute based on factual allegations that are substantively the same as those in the private putative nationwide class actions. The DCAG Action sought injunctive relief, restitution for consumers, statutory penalties, and attorneys’ fees. We reached settlement in principle with the Attorney General of the District of Columbia on November 3, 2006 and are currently negotiating the terms of a definitive agreement.

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

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, due to the risks listed below and other risks described in this filing under Item 1A, “Risk Factors.”

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

Revenues include commissions, bonuses and other payments we receive from wireless carriers, including a satellite television provider, in connection with the activation of customers and features on their networks, as well as payments from customers for wireless services and devices. Our revenue continues to increase as a result of internal growth and acquisitions. As further described below, total revenue and net loss from continuing operations for the three months ended September 30, 2006 were $102.2 million and $4.9 million, respectively, compared to total revenue and net loss from continuing operations of $92.0 million and $4.4 million, respectively, for the three months ended September 30, 2005. Revenue from our top three wireless carriers represented 70% and 62% of our total consolidated revenue for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 total revenue and net loss from continuing operations were $285.4 million and $13.9 million, respectively, compared to total revenue and net loss from continuing operations of $235.3 million and $12.9 million, respectively, for the same period of 2005. Revenue from our top three wireless carriers represented 68% and 66% of our total consolidated revenue for the nine months ended September 30, 2006 and 2005, respectively.

Since we began operations in 1999, we have incurred significant losses and have had negative cash flow from operations. For the nine months ended September 30, 2006, $0.3 million of cash was used in operations. As of September 30, 2006, our accumulated deficit was $178.7 million and our total stockholders’ equity was $105.9 million. In order to achieve profitability in the future, we are depending upon our ability to produce revenue at levels that exceed the costs of that revenue plus operating expenses.

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

In 2005, we acquired certain assets and assumed certain liabilities of A1 Wireless USA, Inc. (“A1 Wireless”); VMC Satellite, Inc. (“VMC”); and FONcentral.com, Inc. (“FC”). We accounted for these transactions using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly our results of operations include the operating results of A1 Wireless effective January 1, 2005, VMC as of April 26, 2005 and FC as of May 26, 2005, their respective acquisition dates.

As a result of the sale of our MVNO operations on December 31, 2005, we no longer believe that segment information, in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, is applicable as our Wireless Activation and Services segment (“WAS”) represents greater than 95% of our total revenue and cost of revenue. Accordingly we no longer report segment data separately in the notes to our financial statements. Our Management’s Discussion and Analysis of Results of Operations will continue to provide a comparison of our revenue and cost of revenue of our wireless activation and services and other components of revenue and cost of revenue to the extent MVNE and data services fluctuations appear significant in explaining and describing such results of operations.

Comparison of the Results of Operations for the Three Months Ended September 30, 2006 and 2005

	Three Months Ended September 30,				Change Between 2005 and 2006
	2005		2006
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(amounts in thousands)
Revenue:
Activation and services	$65,405	71%	$85,171	83%	$19,766	30%
Equipment	26,555	29%	17,013	17%	(9,542)	-36%

Total revenue	$91,960	100%	$102,184	100%	$10,224	11%

Cost of revenue
Activation and services	$(564)	-1%	$551	1%	$1,115	-198%
Equipment	54,317	59%	52,770	52%	(1,547)	-3%

Total cost of revenue	$53,753	58%	$53,321	53%	$(432)	-1%

Selected operating expenses:
Sales and marketing	$24,274	26%	$29,480	29%	$5,206	21%
General and administrative	15,750	17%	19,685	19%	3,935	25%
Depreciation and amortization	2,460	3%	4,543	4%	2,083	85%
Restructuring	453	0%	209	0%	(244)	-54%

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

	Three Months Ended September 30,				Change Between 2005 and 2006
	2005		2006
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(amounts in thousands)
Activations and services:
Wireless activation	$63,799	69%	$82,126	80%	$18,327	29%
MVNE and data services	1,606	2%	3,045	3%	1,439	90%

	$65,405	71%	$85,171	83%	$19,766	30%
Equipment:
Wireless activation	$26,555	29%	$17,013	17%	$(9,542)	-36%
Total Revenue:
Wireless activation	$90,354	98%	$99,139	97%	$8,785	10%
MVNE and data services	1,606	2%	3,045	3%	1,439	90%

	$91,960	100%	$102,184	100%	$10,224	11%

Activations and Services

Activations and services revenue increased 30% to $85.2 million for the three months ended September 30, 2006 from $65.4 million for the three months ended September 30, 2005. The increase in activations and services revenue of $19.8 million was attributable to an increase in the number of wireless activations that we generated through marketing partners and increased advertising efforts compared to the prior period. Gross carrier commissions for activations subject to chargeback increased 17% to $87.7 million for the three months ended September 30, 2006 from $75.2 million for the three months ended September 30, 2005. Activations and services revenue of MVNE and data services increased $1.4 million to $3.0 million for the three months ended September 30, 2006, primarily as a result of increased MVNE revenue resulting from additional recurring revenue transactions for back-office support. Recurring revenue transactions increased due to a strategic business partnership beginning in April 2006.

Equipment

Revenue from sales of equipment for the three months ended September 30, 2006 decreased 36% to $17.0 million from $26.6 million for the three months ended September 30, 2005. The decrease in equipment revenue of $9.5 million was attributable to lower average sales prices due to an increase in point-of-sale discounts and other incentives provided to customers as compared to the three months ended September 30, 2005.

Total revenue

Total revenue increased 11% to $102.2 million for the three months ended September 30, 2006 from $92.0 million for the three months ended September 30, 2005. Revenue generated from the sale and activation of wireless devices and services accounted for approximately 97% of consolidated revenue for the three months ended September 30, 2006 compared to 98% for the three months ended September 30, 2005. Revenue from our top three wireless carriers represented 70% of consolidated revenue for the three months ended September 30, 2006 compared to 62% for the comparable period of 2005. Wireless activations and services revenue and equipment sales revenue may vary from period to period based on our promotional efforts, which include subsidizing the costs of devices purchased by our customers. We expect that revenue from the sale and activation of wireless devices and services will continue to increase during 2006 compared to 2005 performance.

COST OF REVENUE

Cost of revenue consists mainly of the cost of wireless devices (equipment) sold to our wireless activations and services customers. Our cost of revenue related to wireless equipment sales increased to $52.8 million for the three months ended September 30, 2006 as a result of a higher volume of devices sold during the period at a lower average cost compared to sales of such devices in the three months ended September 30, 2005. Total cost of revenue decreased 1% to $53.3 million for the three months ended September 30, 2006 compared to $53.8 million for the three months ended September 30, 2005. Cost of revenue from the sale of wireless devices accounted for approximately 99% of consolidated cost of revenue for the three months ended September 30, 2006 and 100% for the three months ended September 30, 2005. As a percentage of total revenue, cost of equipment revenue decreased to 52% of total revenue for the three months ended September 30, 2006 compared to 59% for the three months ended September 30, 2005.

OPERATING EXPENSES

Sales and Marketing

Sales and marketing expenses increased 21% to $29.5 million for the three months ended September 30, 2006 from $24.3 million for the corresponding period of 2005. The increase of $5.2 million mainly comprised a $5.1 million increase from the growth of existing marketing relationships and the addition of new marketing partner relationships since the three months ended September 30, 2005. Our marketing expenses largely comprise payments to on-line advertisers, search engines and third-party marketing partners based on orders or activations. We incurred approximately $25.9 million of third-party marketing expenses in the three months ended September 30, 2006. Such expenses were higher in the three months ended September 30, 2006 than corresponding periods of 2005 due to increased wireless activation competition, and increased rates and volume of advertising, which caused our customer acquisition costs to increase. In addition, advertising placement and search costs also increased. We expect that marketing expenses will continue to represent a significant percentage of our revenue in future periods.

General and Administrative

General and administrative expenses increased 25% to $19.7 million for the three months ended September 30, 2006 from $15.8 million for the corresponding period of 2005. General and administrative expenses increased $3.9 million for the three months ended September 30, 2006 mainly as a result of costs incurred to evaluate, research and settle rebate matters associated with the District of Columbia attorney general’s action and increases in costs incurred for other professional services partially offset by decreases in bank related processing fees and severance expenses.

Depreciation and Amortization

Depreciation and amortization expenses, which are amortized over periods ranging from 18 months to 7 years, increased 85% to $4.5 million for the three months ended September 30, 2006 from $2.5 million for the three months ended September 30, 2005. The increase was primarily due to the costs associated with developing new functionality related to our websites, product offerings, and normal fixed asset depreciation on an increased amount of capital expenditures as compared to the corresponding period of 2005. In addition, 2005 expenses were reduced by a $0.7 million adjustment to correct a computational error in the fixed asset subledger that caused depreciation expense to be overstated.

Restructuring

We implemented a restructuring plan following the acquisition of A1 Wireless, to take advantage of synergies gained through the acquisition and to restructure our operations for efficiency purposes. For the three months ended September 30, 2005, we recognized $0.5 million in restructuring costs which related to workforce reduction excess facilities. All costs related to this plan were paid out in 2005. For the three months ended September 30, 2006, we incurred $0.2 million of restructuring costs primarily due to additional severance costs and relocation expenses for certain employees related to a plan which commenced in July 2006.

Loss from continuing operations

Loss from continuing operations increased to $4.9 million for the three months ended September 30, 2006 from $4.4 million for the three months ended September 30, 2005 as a result of increased costs for the rebate settlement and related expenses offset by decreasing cost of revenue and general operating expenses as a percentage of revenue.

Net Loss

Net loss decreased to $4.8 million for the three months ended September 30, 2006 from $5.0 million for the three months ended September 30, 2005.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended September 30,				Change Between 2005 and 2006
	2005		2006
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(amounts in thousands)
Revenue:
Activation and services	$170,608	72%	$230,196	81%	$59,588	35%
Equipment	64,729	28%	55,161	19%	(9,568)	-15%

Total revenue	$235,337	100%	$285,357	100%	$50,020	21%

Cost of revenue:
Activation and services	$895	1%	$1,876	1%	$981	110%
Equipment	134,895	57%	150,574	52%	15,679	12%

Total cost of revenue	$135,790	58%	$152,450	53%	$16,660	12%

Selected operating expenses:
Sales and marketing	$61,599	26%	$83,610	29%	$22,011	36%
General and administrative	44,327	19%	49,824	17%	5,497	12%
Depreciation and amortization	6,379	3%	11,986	4%	5,607	88%
Restructuring	848	0%	2,115	1%	1,267	149%

REVENUE

	Nine Months Ended June 30,				Change Between 2005 and 2006
	2005		2006
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(amounts in thousands)
Activations and services:
Wireless activation	$164,552	70%	$219,573	77%	$55,021	33%
MVNE and data services	6,056	3%	10,623	4%	4,567	75%

	170,608	73%	230,196	81%	59,588	35%
Equipment:
Wireless activation	$64,729	28%	$55,161	19%	$(9,568)	-15%
Total Revenue:
Wireless activation	$229,281	97%	$274,734	96%	$45,453	20%
MVNE and data services	6,056	3%	10,623	4%	4,567	75%

	$235,337	100%	$285,357	100%	$50,020	21%

Activations and Services

Activations and services revenue increased 35% to $230.2 million for the nine months ended September 30, 2006 from $170.6 million for the nine months ended September 30, 2005. The increase in activations and services revenue of $59.6 million was attributable to an increase in the number of wireless activations that we generated through marketing partners and increased advertising efforts compared to prior year periods. Activations and services revenue also consisted of approximately $2.8 million associated with a change in our estimate of the amount of disputed carrier commissions that are deemed to be collectible. We believe these disputed commissions to be collectible based on our recent improvements in dispute commissions collections. Gross carrier commissions for activations subject to chargeback increased 23% to $240.0 for the nine months ended September 30, 2006 from $195.3 million for the nine months ended September 30, 2005. Activations and services revenue of MVNE and data services increased $4.6 million to $10.6 million for the nine months ended September 30, 2006. The increase in revenue was primarily the result of project development work completed and accepted by a customer in early June 2006.

Equipment

Revenue from sales of equipment for the nine months ended September 30, 2006 was $55.2 million compared to $64.7 million for the nine months ended September 30, 2005. The decrease in equipment revenue of $9.6 million was attributable to lower average sales prices due to an increase in point-of-sale discounts and other incentives provided to customers as compared to the nine months ended September 30, 2005.

Total revenue

Total revenue increased 21% to $285.4 million for the nine months ended September 30, 2006 respectively from $235.3 million for the nine months ended September 30, 2005. Revenue generated from the sale and activation of wireless devices and services accounted for approximately 96% of consolidated revenue for the nine months ended September 30, 2006 compared to 97% for the nine months ended September 30, 2005. Revenue from our top three wireless carriers represented 68% of consolidated revenue for the nine months ended September 30, 2006 compared to 66% for the comparable period of 2005. Wireless activations and services revenue and equipment sales revenue may vary from period to period based on our promotional efforts, which include subsidizing the costs of devices purchased by our customers. We expect that revenue from the sale and activation of wireless devices and services will continue to increase during 2006 compared to 2005 performance.

COST OF REVENUE

Cost of revenue consists mainly of the cost of wireless devices (equipment) sold to our wireless activations and services customers. Our cost of revenue related to wireless equipment sales increased to $150.6 million for the nine months ended September 30, 2006 as a result of a higher volume of devices sold during the period compared to sales of such devices for the nine months ended September 30, 2005. Total cost of revenue increased 12% to $152.5 million for the nine months ended September 30, 2006 as compared to $135.8 million for the nine months ended September 30, 2005. Cost of revenue from the sale of wireless devices accounted for approximately 99% of consolidated cost of revenue for the nine months ended September 30, 2006 and for the nine months ended September 2005. As a percentage of total revenue, cost of equipment revenue decreased to 52% of revenue for the nine months ended September 30, 2006 compared to 57% for the nine months ended September 30, 2005.

OPERATING EXPENSES

Sales and Marketing

Sales and marketing expenses increased 36% to $83.6 million for the nine months ended September 30, 2006 from $61.6 million for the corresponding periods of 2005. The increase mainly comprised a $22.0 million increase from the growth of existing marketing relationships and adding new marketing partner relationships since the nine months ended September 30, 2005. Our marketing expenses largely comprise payments to on-line advertisers, search engines and third-party marketing partners based on orders or activations. We incurred approximately $73.7 million of third-party marketing expenses in the nine months ended September 30, 2006. Such expenses were higher than the corresponding period of 2005 due to increased wireless activation competition, and increased rates and volume of advertising, which caused our customer acquisition costs to increase. In addition, advertising placement and search costs also increased. We expect that marketing expenses will continue to represent a significant percentage of our revenue in future periods.

General and Administrative

General and administrative expenses increased 12% to $49.8 million for the nine months ended September 30, 2006 from $44.3 million for the corresponding period of 2005. The expense increase of $5.5 million was mainly composed of the following: $3.5 million related to increased payroll expenses from a larger workforce; $6.6 million related to legal, consulting, rebate processing and other expenses including but not limited to costs incurred related to the District of Columbia attorney general’s action and increased temporary help; $0.7 million due to a settlement with A1 Wireless; and $0.3 million related to increased facilities costs and telecommunication related expenses. Offsetting these increases were decreases in stock-based compensation and severance expenses of $5.6 million for the period. For the nine months ended September 30, 2005, stock-based compensation included $6.7 million related to the modification of option grant and awards of two employees that were terminated. Absent this, stock-based compensation expense would have increased approximately $1.1 million as a result of compensation expense from options and stock awards granted after the third quarter of 2005 and the impact of the adoption of SFAS No. 123(R).

General and administrative expenses for the nine months ended September 30, 2006 included $3.8 million related to expenses from evaluating and researching rebate matters associated with the District of Columbia attorney general’s action. Such costs were comprised of rebate processing and exit costs and fees of $1.9 million; legal expenses of $1.3 million and full-time and temporary labor staffing costs of $0.6 million.

Depreciation and Amortization

Depreciation and amortization expenses, which are amortized over periods ranging from 18 months to 7 years, increased 88% to $12.0 million for the nine months ended September 30, 2006 from $6.4 million for the nine months ended September 30, 2005. The increase was primarily due to the costs associated with developing new functionality related to our websites, product offerings and amortization expense related to VMC and FC acquisitions on April 26, 2005 and May 26, 2005, and normal fixed asset depreciation on an increased amount of capital expenditures as compared to the corresponding period of 2005. In addition, 2005 expenses were reduced by a $0.7 million adjustment to correct a computational error in the fixed asset subledger that caused depreciation expense to be overstated.

Restructuring

We implemented a restructuring plan following the acquisition of A1 Wireless, to take advantage of synergies gained through the acquisition and to restructure our operations for efficiency purposes. During the nine months ended September 30, 2005, we recognized $0.8 million in restructuring costs which related to workforce reduction excess facilities. All costs related to this plan were paid out in 2005.

During 2006, we implemented a restructuring plan related to changes in our management and operational structure. For the nine months ended September 30, 2006, we recognized $2.1 million related to the termination of our former president and chief operating officer and thirteen other senior executives and employees. Of this amount, $0.6 million related to severance benefits that will be paid out in cash to the recipients on a monthly or bi-monthly basis over the terms of their respective severance agreements and $1.3 million related to severance expenses incurred as a result of the modification of stock-based compensation awards under which vesting of 50% of unvested restricted share and option awards were accelerated for three of the former employees. An additional $0.2 million was incurred for the relocation of certain employees.

Loss from continuing operations

Loss from continuing operations increased to $13.9 million for the nine months ended September 30, 2006 from $12.9 million for the corresponding period in 2005. Although we experienced significant revenue growth, cost of revenue and operating expenses both increased as described above in order to support the revenue growth we experienced along with increases in costs for the rebate settlement and related expenses.

Net Loss

Net loss increased to $14.0 million for the nine months ended September 30, 2006 from $13.6 million for the same period of 2005.

Liquidity and Capital Resources

Since inception, we have funded our operations principally through the sale of equity securities and to a lesser extent, through subordinated debt, credit facilities, capital leases and lines of credit. In addition, certain of our vendors from whom we purchase handsets and other wireless equipment that we sell to our customers allow us to purchase up to approximately $35 million of such equipment on extended payment terms. The significant components of our working capital are inventory and liquid assets such as cash and cash equivalents, short-term investments and trade accounts receivable, reduced by accounts payable, accrued expenses and deferred revenue.

Our future capital and operating requirements will depend on many factors, including the level of our revenues, the expansion of our sales and marketing activities, the cost of our fulfillment operations, potential investments in businesses or technologies and continued market acceptance of our products. Additionally, poor financial results, unanticipated expenses, acquisitions of technologies or business or strategic investments could give rise to additional financing requirements sooner than we expect. In the event that cash on hand and borrowings drawn on our new term loan are not sufficient to fund working capital requirements that are not satisfied through net cash provided by operating activities or future cash requirements, we could be required, or could elect, to seek additional funding through a public or private equity or debt financing in the future.

As of September 30, 2006, we had cash and cash equivalents of $57.5 million and debt and capital lease obligations of $20.6 million. As of December 31, 2005, we had cash and cash equivalents of $70.8 million, and debt and capital lease obligations of $15.8 million.

Consolidated Cash Flows

	Nine Months Ended September 30,
	2005	2006
	(amounts in thousands)
Net cash used in operating activities	$(15,581)	$(332)
Net cash used in investing activities	(24,952)	(18,196)
Net cash provided by financing activities	21,073	5,282

Change in cash and cash equivalents	$(19,460)	$(13,246)

Net cash used in operating activities was $0.3 million for the nine months ended September 30, 2006 compared to net cash used in operating activities of $15.6 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, net income after adjustments for items to reconcile net loss to net cash provided by operating activities was approximately $8.4 million. Such items include depreciation and amortization, non-cash interest expense and stock-based compensation.

Changes in operating assets and liabilities from December 31, 2005 decreased net cash used in operating activities by approximately $8.7 million. Changes in working capital balances included an increase of current assets of approximately $21.0 million, excluding cash and cash equivalents, short-term investments and cash collected from notes receivable related to discontinued operations. The increase in these current assets was primarily the result of increased accounts receivable balances from December 31, 2005. The accounts receivable increase at September 30, 2006 was primarily the result of higher commission balances owed to us by the carriers as a result of increased revenue and the timing of collections at the end of the month of September.

Current liabilities, excluding debt and capital lease balances and acquisition earn-out obligations accrued during the period increased $12.3 million from December 31, 2005. The increase was mainly the result of an increase in accounts payable offset by decreases in accrued liabilities and deferred revenue. The increase in accounts payable and line of credit balances at September 30, 2006 was the result of the timing of cash collections at the end of the month of September, as explained above, which slowed our payments to certain of our vendors; and higher inventory levels for which payment was not yet due and borrowings undertaken in the period specifically used to paydown accounts payable balances. Accrued expenses decreased as a result of reductions in accrued consumer liabilities and cash amounts paid to fund the VMC earnout payment made in May 2006. Deferred revenue decreased as a result of MVNE contract deliveries for which we were able to recognize revenue and an improvement in our deactivation rates.

In addition to the net cash provided by operating activities, we had trade borrowings of $6.4 million under our line of credit to improve payment terms on inventory purchases. These borrowings are shown as net cash provided by financing activities in the Statement of Cash Flows. When considering these trade borrowings with our cash provided by operating activities, total cash provided by our operations would have been $6.0 million.

Net cash used in investing activities for the nine months ended September 30, 2006 and 2005 was $18.2 million and $25.0 million, respectively. The $6.8 million decrease in net cash used in investing activities was due to a decrease of $4.7 million of cash paid for acquisitions, and a decrease of $2.3 million in cash paid for intangible assets, a decrease of $5.0 million used in the cash used for the purchase of short-term investments, and an increase of $1.1 million in proceeds from the sale of assets of discontinued operations. These increases were partially offset by an increase of $6.8 million in the purchase of property and equipment and capitalized labor costs, primarily associated with enhancing our operating infrastructure and E-commerce platform to enable expanded and new functionality. Capital expenditures for the nine months ended September 30, 2006 comprised $13.2 million of software and web site development and $3.0 million of other property and equipment.

Net cash provided by financing activities was $5.3 million for the nine months ended September 30, 2006 compared to net cash provided by financing activities of $21.1 million for the nine months ended September 30, 2005. Financing activities consisted of borrowings on our line of credit of $6.4 million and proceeds from the exercise of options of $1.2 million, partially offset by cash used to repurchase common stock of $0.5 million and principal payments on our line or credit and capital leases of $1.8 million.

Borrowings Under Line of Credit and Vendor Trade Credit. Through November 7, 2006, we maintained a revolving operating line of credit with Comerica Bank which allowed for aggregate borrowing of up to $25.0 million subject to certain limits based on accounts receivable and inventory levels. As of September 30, 2006, we had an aggregate principal amount of $19.9 million outstanding under the facility, however no further borrowing capacity under the facility was available as of September 30, 2006 based on the limits described above.

On November 7, 2006, we executed a $100 million aggregate amount senior secured term loan bearing a fixed rate of interest of nine percent per annum and secured by substantially all our assets. The term loan matures in November 2011. Beginning in November 2009, we have the ability to repay principal on the loan without penalty and conversely, the lenders have the right to call the remaining outstanding principal of the debt without penalty. As additional consideration, we also granted the lenders warrants to purchase 1,250,000 shares of our common stock at an exercise price of $0.01 per share. We received $75.0 million of the term loan proceeds on November 7, 2006, and have the option to withdraw the remaining amount at a later date. Proceeds from the term loan will be used to repay all indebtedness under the existing credit facility, fund share repurchases of our common stock, and for general corporate and working capital needs. In conjunction with the loan transaction above, we terminated our credit facility with Comerica Bank and used proceeds from the term loan to repay the outstanding principal obligation of $19.9 million plus accrued interest.

We have customary trade terms with many of our vendors including the carriers and original equipment manufacturers that provide wireless devices to us for sale to our customers. Based upon our vendor trade credit programs with the providers of our inventory, we had approximately $35.0 million of credit available to us for the purchase of wireless devices as of October 31, 2006.

Common Stock Repurchase Program. Our board of directors has authorized us to repurchase shares of our common stock up to an aggregate amount of $30.0 million. During the nine months ended September 30, 2006 we repurchased an aggregate of 62,761 shares of our common stock for approximately $0.5 million. The program ended August 17, 2006.

Contractual Obligations

The following table summarizes our significant contractual obligations, including interest on capital leases, and the expected effect on liquidity and cash flows as of September 30, 2006.

	Total	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years
	(amounts in thousands)
Line of credit (a)	$19,924	$19,924	$—	$—	$—
Capital leases	788	384	404	—	—
Operating leases	4,460	1,805	2,655	—	—
Obligation to purchase certain advertising (b)	4,544	4,544	—	—	—
Obligations under VMC APA (c)	—	—	—	—	—

	$29,716	$26,657	$3,059	$—	$—

(a)	On November 7, 2006, we entered into a new term loan and repaid all amounts outstanding under the line of credit with Comerica Bank. Our borrowings of $75.0 million under the new term loan mature in November 2011.
(b)	We have a commitment to purchase a minimum level of advertising and media services from a vendor by March 31, 2007. Such commitment period may be extended at the option of the vendor.
(c)	Under the VMC Asset Purchase Agreement, we may be obligated to pay shareholders of VMC an additional $1.8 million in cash upon achieving certain future monthly operating targets. This potential obligation has not been included in the table above.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 will become effective for our fiscal year beginning January 1, 2008. We do not believe the adoption of this pronouncement will have any material effects on our consolidated financial position, results of operations, or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. We do not believe the adoption of this pronouncement will have any material effects on our consolidated financial position, results of operations, or cash flows.

In June, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. We are currently evaluating the impact of the adoption of this pronouncement, if any, on our consolidated financial position, results of operations, or cash flows.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We adopted the pronouncement effective January 1, 2006. There was no material effect on our financial position, cash flows or results of operations as a result of this adoption.

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

Activation and Services—We generate revenue primarily from wireless carriers, as well as a satellite television carrier, who pay commissions and volume and performance-based bonuses, for activating wireless services and features on their networks. We recognize commissions from wireless carriers upon shipment of activated devices to the customer. In addition to activation commissions, under certain conditions, certain carriers pay us a monthly residual fee for as long as a customer we activate for the carrier continues to be its subscriber, or for a fixed period of time depending on the carrier. We purchase satellite activation certificates evidencing activation rights in advance of their resale to customers. Revenue from satellite television customers includes sales of these satellite activation certificates, net of the certificate cost, since we are acting as an agent in the transaction.

Our revenue is reduced for estimated deactivations of the wireless services by customers prior to the expiration of a time period that ranges 90 to 180 days from the date of activation, depending on the wireless carrier. We estimate deactivations based on historical experience, which we have developed based on our experience with carriers, customer behavior and sources of customers, among other factors, allowing us to accrue estimates with what we believe is a high degree of certainty. Any increase or decrease in the deactivation amount will cause a corresponding dollar-for-dollar increase or decrease in revenue. As an example, the impact of a 1% change in the deactivation rate applied to the quarter ended September 30, 2006 would have an increase or decrease in revenue and the corresponding reserve of $0.9 million. Any decrease in revenue resulting from an increase in deactivations would also be offset, in part, by returns of wireless devices. Our reserves for deactivations are included in accounts receivable and deferred revenue on our balance sheet. If we determine that we cannot accurately predict future deactivation experience, we may be required to defer 100% of our carrier commission revenue until the expiration of the appropriate chargeback period. New channels for which we have insufficient historical data to adequately estimate deactivation experience will be deferred through the expiration period for a period of 24 months, until such time as we can accurately estimate the deactivation experience for the new channel.

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

As of the most recent quarter ended September 30, 2006, our handset return rate was 10.5% of handset revenue. We have recorded handset return rates of 10.4% and 11.2% for the years ended December 31, 2005 and 2004, respectively. Any increase or decrease in the actual handset return experience will cause a corresponding dollar-for-dollar decrease or increase in revenue. The impact of a 1% change in the handset returns rate applied to the quarter ended September 30, 2006 would have resulted in an increase or decrease in revenue of approximately $0.1 million with a corresponding increase or decrease in our cost of revenue.

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

Stock-based Compensation

We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective application (“MPA”) method. SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments usually stock options or unvested (restricted) stock awards based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not hedge interest rate exposures and have not used derivative financial instruments for speculation or trading purposes. At September 30, 2006, our debt financing consisted primarily of amounts outstanding under our credit facility.

Senior Secured Debt, Variable Rate Debt:

The borrowings outstanding under our credit facility are secured by substantially all of our assets. The credit facility debt is held by one lender. Borrowings under our credit facility are sensitive to changes in interest rates. Given the existing level of debt of $19.9 million at September 30, 2006, a 0.5% change in the weighted-average interest rate would have an interest expense impact of approximately $8,302 each month.

Principal Balance	Fair Value	Weighted-Average Interest Rate	Scheduled Maturity
$19.9 million	$19.9 million	7.28%	July 2007

The $19.9 million of borrowings under our credit facility was repaid on November 7, 2006 with proceeds from a new $100 million senior secured term loan. The senior secured term loan matures in November 2011 and bears a fixed rate of interest of nine percent per annum.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

On July 25, 2005, the Federal Communications Commission (FCC) issued a Notice of Apparent Liability, asserting that we registered with the FCC and reported and contributed to the Universal Service Fund (USF) and the Telecommunications Relay Service Fund later than required by FCC rules. The FCC has preliminarily proposed to fine us approximately $0.8 million for late payment of such fees. In a letter dated August 24, 2005 we responded to the FCC’s preliminary finding and asserted that no fine is appropriate under the circumstances. However, any adverse resolution of this matter could have a material adverse impact on our financial results.

Thirteen related putative federal court class actions, have been filed against us arising out of InPhonic-sponsored rebate offers for online purchases of wireless telephones. Eight of these lawsuits also name a third-party rebate processor as a defendant. This rebate processor began to process claims for InPhonic-sponsored rebate offers in or about July 2005, and InPhonic’s agreement with the rebate processor expired in or about July 2006. One of these lawsuits also names our current third-party rebate processor as a defendant.

Of the thirteen federal court actions, five are pending in the District of Columbia, another five are pending in the District of Arizona, and one each is pending in the federal courts Newark, New Jersey, Chicago, and Los Angeles.

On October 25, 2006 we received a decision by the Judicial Panel on Multidistrict Litigation (“JPML”) granting our motion to consolidate the federal court actions in the United States District Court for the District of Columbia before the Honorable Ellen Segal Huvelle.

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

The federal lawsuits are in an early stage. We intend to vigorously defend these actions but cannot predict their outcome.

On June 8, 2006, the Attorney General of the District of Columbia brought a lawsuit in the Superior Court of the District of Columbia (the “DCAG Action”), alleging violations of the D.C. consumer protection statute based on factual allegations that are substantively the same as those in the private putative nationwide class actions. The DCAG Action sought injunctive relief, restitution for consumers, statutory penalties, and attorneys’ fees. We reached settlement in principle with the Attorney General of the District of Columbia on November 3, 2006 and are currently negotiating the terms of a definitive agreement.

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

We have experienced significant net losses each year since our inception. For the year ended December 31, 2005 we had net losses of $38.2 million. As of September 30, 2006, we had an accumulated deficit of $178.7 million. We may continue to incur net losses, and we cannot assure you that we will be profitable in future periods. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. Our financial results may also be impacted by stock-based compensation charges and possible limitations on the amount of net operating loss carryforwards that we can utilize annually in the future to offset any taxable income. Our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue or achieve profitability, we will continue to incur significant losses. We may then be forced to reduce operating expenses by taking actions not contemplated in our business plan, such as discontinuing sales of certain of our wireless services and devices, curtailing our marketing efforts or reducing the size of our workforce.

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

We depend upon a small number of wireless carriers for a substantial portion of our revenue and the loss of any one of these relationships could cause our revenue to decline substantially. In addition, the increasing consolidation in the wireless industry, as evidenced by Cingular’s acquisition of AT&T Wireless and Sprint’s merger with Nextel, will cause the number of wireless carriers to continue to decline and result in further revenue and pricing pressure. For the fiscal year 2005 and 2004, revenue from Cingular, T-Mobile and Sprint/Nextel each represented greater than 10% of our total revenue and an aggregate of 67% and 76%, respectively. Our wireless carriers could terminate their agreements with us without penalty and with little notice. Our agreements with these carriers are non-exclusive, and they have entered into similar agreements with our competitors, which may be on more favorable terms. Our revenue may decline if:

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

Since our inception, our operating and investing activities have used more cash than they have generated. We expect our uses of cash over the next 12 months to include funding our operations, expanding our customer base, maintaining and enhancing our e-commerce platform and focusing on customer service. As of September 30, 2006, we had cash and cash equivalents of $57.5 million, including borrowings under our line of credit of $19.9 million. While we believe that our current cash and cash equivalents, short-term investments, and amounts available under our bank line of credit and trade credit available from wireless carriers and handset manufacturers will be sufficient to fund our working capital and capital expenditures through the foreseeable future, our revenue may not meet our expectations, we may be unable to control costs or we may incur additional expenses, including capital expenditures. In addition, we were not in compliance with certain of the covenants under our former line of credit with Comerica Bank for recent quarters ended prior to September 30, 2006 which included June 30, 2005, September 30, 2005 and December 31, 2005. Although we received waivers from Comerica Bank of our non-compliance with each of these covenants, there is no assurance that we will be in compliance with the covenants under our current line of credit, which replaced the line of credit with Comerica Bank, in the future, and if not in compliance, that we will receive a waiver. To remain competitive, we must continue to use cash to enhance and improve the functionality and features of our e-commerce platform and the websites we create and manage. If competitors introduce new services embodying new technologies, or if new industry standards and practices emerge, we may have to spend resources on the purchase or development of new functionalities or technologies. If we incur additional expenses or experience a revenue shortfall, our current resources may not be sufficient. We may then find it necessary to obtain additional financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

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

Under our agreements with wireless carriers, commissions are not earned if the customer’s service is deactivated with the carrier before a pre-determined period of time, usually between 90 and 180 calendar days. We maintain a reserve to cover the commissions lost through deactivations based upon our historical experience. We monitor a number of factors in determining this reserve. For example, our experience has been that customers who participate in a promotion that allows them to obtain a phone and activate an account with no up-front payment have a higher deactivation rate than customers who pay amounts in advance. If the rate of our deactivations increases in excess of our historical experience, we would have to increase our deactivation reserve, which, in turn, would cause our revenue to decline. Further, if our estimates vary materially for a future period or periods in relation to revenue and/or net income so that we conclude that our method of determining estimates is not sufficiently accurate, we may be required to change our method of accounting for these estimates. While a change in accounting for deactivations would have no impact on our cash flow, any such change may negatively impact our net income for particular periods and cause a decline in stock price. An increase in our deactivation rate could also cause carriers to modify the commission terms with us or even terminate our agreements.

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

Announcements and delays relating to the release of new wireless devices could adversely affect our revenue.

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

An interruption in the supply of wireless devices could hinder our ability to fulfill customer orders and cause a decline in our revenue.

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

As of September 30, 2006, we had approximately $138.7 million of federal and state net operating loss carryforwards. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income. If such a change in our ownership occurs, our ability to use our net operating loss carryforwards in any fiscal year may be significantly limited under these provisions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended September 30, 2006, we issued the following securities that were not registered under the Securities Act of 1933:

•	On August 24, 2006, we issued 214,899 shares of our common stock to RR Holding, Inc. (formerly known as VMC Satellite Inc.) in connection with the fulfillment of certain earn-out targets set forth in the Asset Purchase Agreement dated April 25, 2005 by and among InPhonic Inc.; CAIS Acquisition II, LLC, RR Holding, Inc. and Rick Rahim, as amended. We issued the common stock in reliance upon the exemptions provided for in Section 4(2) of the Securities Act, relating to sales not involving any public offering, and Rule 506 of the Securities Act relating to sales to accredited investors.

•	On November 7, 2006 we issued warrants for the purchase of an aggregate of 1,250,000 shares of our common stock at an exercise price of $0.01 per share to our lenders in connection with our senior secured term loan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.		Description
10.1	(1)	Cingular Wireless Non-Exclusive Dealer Agreement and Cingular Wireless Internet Dealer and master Dealer Addendum (the “Agreements”) with Cingular Wireless II, LLC (“Cingular”), effective October 1, 2006

10.2	(2)	Seventh Amendment to Third Amended and Restated Loan and Security Agreement entered into as of September 28, 2006 by and between Comerica Bank, InPhonic, Inc., SimIpc Acquisition Corp., Star Number, Inc., Mobile Technology Services, LLC and CAIS Acquisition II, LLC.

31.1		Rule 13a-14(a) Certification of Principal Executive Officer.

31.2		Rule 13a-14(a) Certification of Principal Financial Officer.

32.1		Section 1350 Certification of Chief Executive Officer.

32.2		Section 1350 Certification of Chief Financial Officer.

(1)	Confidential treatment requested as to certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.
(2)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on October 4, 2006.

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

Date: November 9, 2006