Form 10-Q/A
period 2005-09-30
INPHONIC INC
filed 2006-12-22
CIK 1133324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Quarterly Report on Form 10-Q/A (Amendment No. 1) (the “Amendment”) is being filed by InPhonic, Inc. (“InPhonic”) to amend InPhonic’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2005. Part II, Item 6 is being amended to re-file Exhibit 10.3 as a result of InPhonic’s amended request for confidential treatment and to re-file certain other exhibits required as a result of the Amendment.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1(a)	Third Amendment and Waiver to Third Amended and Restated Loan and Security Agreement entered into as of July 27, 2005 by and between Comerica Bank, InPhonic, Inc., SimIpc Acquisition Corp., and Star Number, Inc.

10.2(a)	Consent and Fourth Amendment to Third Amended and Restated Loan and Security Agreement entered into as of August 16, 2005 by and between Comerica Bank, InPhonic, Inc., SimIpc Acquisition Corp., and Star Number, Inc.

10.3	Fifth Amendment to Third Amended and Restated Loan and Security Agreement entered into as of September 30, 2005 by and between Comerica Bank, InPhonic, Inc., SimIpc Acquisition Corp., and Star Number, Inc.

10.4(a)	First Amendment to Lease by and between Parkridge Phase Two Associates Limited Partnership and InPhonic, Inc. dated November 8, 2005.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(a)	Incorporated by reference to our Quarterly Report on Form 10-Q for the nine months ended on September 30, 2005.

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

Date: December 22, 2006