Form 10-Q/A
period 2006-03-31
INPHONIC INC
filed 2007-06-01
CIK 1133324

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

EXPLANATORY NOTE

We filed our Quarterly Report on From 10-Q for the three months ended March 31, 2006 with the Securities and Exchange Commission (the “SEC”) on May 10, 2006. We are filing this Form 10-Q/A Amendment No. 1 to amend and restate our unaudited financial statements for the three months ended March 31, 2006 and related footnote disclosures to correct errors in our accounting for activations and services revenue identified during the year-end audit. These adjustments reduced our activation and services revenue and increased our net loss by $393,000 for the three months ended March 31, 2006. Our net loss per share for the three months ended March 31, 2006 increased $0.01 to ($0.12) per share.

All referenced amounts in this report as of and for the three months ended March 31, 2006 reflect balances and amounts on a restated basis. All of our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and Form 10-Q/A will reflect the restated information in this Form 10-Q/A, as applicable.

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2006 amends only the following items:

Part I, Item 1 – Financial Statements

Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4 – Controls and Procedures

Part II, Item 6 – Exhibits and reports on Form 8-K

INPHONIC, INC.

INDEX

FORM 10-Q

PART I. – FINANCIAL INFORMATION

PART I

ITEM 1.	FINANCIAL STATEMENTS

INPHONIC, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share and share amounts)

	December 31, 2005	March 31, 2006
		(restated) (unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,783	$63,854
Short-term investments	—	5,000
Accounts receivable, net of allowance of $2,042 and $1,695, respectively	34,606	34,823
Inventory, net	17,693	23,079
Prepaid expenses	2,405	3,417
Other current assets	6,823	2,821
Current assets of discontinued operations	2,430	1,527

Total current assets	134,740	134,521
Restricted cash and cash equivalents	400	—
Property and equipment, net	12,121	14,032
Goodwill	31,140	34,125
Intangible assets, net	12,651	11,606
Deposits and other assets	3,058	3,745

Total assets	$194,110	$198,029

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and capital leases	$377	$15,385
Accounts payable	29,556	38,721
Accrued expenses and other liabilities	31,588	29,457
Deferred revenue	14,135	13,929
Current liabilities of discontinued operations	3,130	1,681

Total current liabilities	78,786	99,173
Long term debt and capital lease obligations, net of current maturities	15,474	385

Total liabilities	94,260	99,558

Stockholders’ equity:
Common stock, $0.01 par value
Authorized 200,000,000 shares at December 31, 2005 and March 31, 2006; issued and outstanding 35,232,869 and 35,356,326 shares at December 31, 2005 and March 31, 2006, respectively	353	354
Additional paid-in capital	264,155	267,088
Accumulated deficit	(164,658)	(168,971)

Total stockholders’ equity	99,850	98,471

Total liabilities and stockholders’ equity	$194,110	$198,029

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share and share amounts)

	Three Months Ended March 31,
	2005	2006
		(restated)
Revenue:
Activations and services	$49,751	$66,742
Equipment	18,400	20,236

Total revenue	68,151	86,978
Cost of revenue, exclusive of depreciation and amortization:
Activations and services	1,173	260
Equipment	38,950	47,921

Total cost of revenue	40,123	48,181
Operating expenses:
Sales and marketing, exclusive of depreciation and amortization	17,498	26,722
General and administrative, exclusive of depreciation and amortization	16,278	13,231
Depreciation and amortization	1,777	3,483
Restructuring costs	149	—

Total operating expenses	35,702	43,436

Operating loss	(7,674)	(4,639)

Other income (expense):
Interest income	482	627
Interest expense	(226)	(336)

Total other income	256	291

Loss from continuing operations	(7,418)	(4,348)
Discontinued operations:
Income from discontinued operations	424	35

Net loss	$(6,994)	$(4,313)

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.22)	$(0.12)
Net income from discontinued operations	0.01	0.00

Basic and diluted net loss per share	$(0.21)	$(0.12)

Basic and diluted weighted average shares outstanding	32,901,398	35,348,335

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
				(restated)
Balance, December 31, 2005	35,232,869	$353	$264,155	$(164,658)	$99,850
Stock-based compensation expense	—	—	3,002	—	3,002
Repurchase and retirement of common stock	(62,761)	(1)	(502)	—	(503)
Exercise of common stock options, restricted stock awards, and other	186,218	2	433	—	435
Net loss	—	—	—	(4,313)	(4,313)

Balance, March 31, 2006 (restated)	35,356,326	$354	$267,088	$(168,971)	$98,471

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2005	2006
		(restated)
Cash flows from operating activities:
Net loss	$(6,994)	$(4,313)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,777	3,483
Non-cash interest expense, net	162	16
Stock-based compensation	7,004	2,882
Changes in operating assets and liabilities, net of assets and liabilities received from business acquisition:
Accounts receivable	(9,975)	(690)
Inventory	(5,129)	(5,386)
Prepaid expenses	(1,316)	(1,012)
Other current assets	(197)	4,006
Deposits and other assets	(312)	(109)
Accounts payable	3,387	8,432
Accrued expenses and other liabilities	(1,594)	(5,878)
Deferred revenue	3,703	(206)

Net cash provided (used) in operating activities	(9,484)	1,225
Cash flows from investing activities:
Capitalized expenditures, including internal capitalized labor	(2,078)	(4,199)
Cash paid for acquisitions	(45)	—
Purchase of short-term investments	(4,967)	(5,000)
Proceeds from the sale of assets of discontinued operations	—	794
Reduction in restricted cash and cash equivalents	—	400

Net cash used in investing activities	(7,090)	(8,005)
Cash flows from financing activities:
Principal repayments on debt	(80)	(81)
Cash paid for repurchase of common stock	—	(502)
Proceeds from exercise of warrants and options	647	434
Net costs of initial public offering	(203)	—

Net cash provided (used) by financing activities	364	(149)

Net decrease in cash and cash equivalents	(16,210)	(6,929)
Cash and cash equivalents, beginning of the period	100,986	70,783

Cash and cash equivalents, end of the period	$84,776	$63,854

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	$62	$260
Income taxes	—	—
Supplemental disclosure of non-cash activities:
Issuance of common stock in business acquisition	$3,736	$—
Release of funds in escrow related to A1 Wireless acquisition	10,700	—
VMC earn-out consideration included in accrued liabilities	—	2,985

See accompanying notes to unaudited condensed consolidated financial statements

(1)	The Company and Basis of Presentation

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

(c)	Restatement

We have restated our consolidated financial statements to reflect the correction of an error in the application of revenue recognition of certain receivables. During the three months ended March 31, 2006, we had recorded revenue or certain of our features activations and commissions in which it was subsequently determined that collectibility was not reasonably assured. As a result, we reduced our revenue and accounts receivable by $393 for this adjustment. The impact of the restatement on the three months ended March 31, 2006 is shown in the table below:

	March 31,	March 31,	March 31,
	2006	2006	2006
	(reported)	(adjustments)	(restated)
Accounts receivable	$35,216	$(393)	$34,823
Total current assets	134,914	(393)	134,521

Total assets	198,422	(393)	198,029

Accumulated deficit	(168,578)	(393)	(168,971)
Total stockholders’ equity	98,864	(393)	98,471
Total liabilities and stockholders’ equity	198,422	(393)	198,029

	For the three months ended
	31-Mar	31-Mar	31-Mar
	(reported)	(adjustments)	(restated)
Revenue:
Activations and services	$67,135	$(393)	$66,742

Total revenue	87,371	(393)	86,978

Operating loss	(4,246)	(393)	(4,639)

Loss from continuing operations	(3,955)	(393)	(4,348)
Net loss	(3,920)	(393)	(4,313)

Net loss per share:
Net loss from continuing operations	(0.11)	(0.01)	(0.12)
Basic and diluted net loss per share	(0.11)	(0.01)	(0.12)

	For the three months ended
	31-Mar	31-Mar	31-Mar
	(reported)	(adjustments)	(restated)
Cash flows from operating activities:
Net loss	$(3,920)	$(393)	$(4,313)
Accounts receivable	(1,083)	393	$(690)

(d)	Risks and Uncertainties

Our operations are subject to certain risks and uncertainties including, among others, actual and potential competition by entities with greater financial resources, rapid technological changes, the need to retain key personnel and protect intellectual property and the availability of additional capital financing on terms acceptable to us.

Since inception we have incurred net losses attributable to common stockholders of approximately $168,971. To date, management has relied on debt and equity financings to fund our operating deficit. While we currently have $68,854 of cash and cash equivalents and short-term investments on hand as of March 31, 2006, we may require additional financing to fund future operations.

(e)	Acquisitions and Discontinued Operations

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

Equipment Revenue

Revenue from the sale of wireless devices and accessories in a multiple-element arrangement with services are recognized at the time of sale in accordance with Emerging Issues Task Force EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, when fair value of the services element exists. Customers have the right to return devices within a specific period of time or usage, whichever occurs first. We provide an allowance for estimated returns of devices based on historical experience. In accordance with the provisions of SAB

No. 104, we determined we have sufficient operating history to estimate equipment returns. In connection with wireless activations, we sell customers wireless devices at a significant discount, which is generally in the form of a rebate. Rebates are recorded as a reduction of revenue. We recognize equipment revenue, less a reserve for customer rebates (accrued consumer liabilities), which is based on historical experience of rebates claimed. Future experience could vary based upon rates of consumers redeeming rebates.

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

We adopted Statement of Financial Accounting Standards “SFAS” No. 123 (revised 2004), Share Based Payment (SFAS No. 123(R)) on January 1, 2006 using the modified prospective application method (“MPA”). SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments (usually stock options or unvested (restricted) stock awards) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period).

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

	Three Months Ended March 31,
	2005	restated 2006
Net loss from continuing operations	$(7,418)	$(4,348)
Net income from discontinued operations	424	35

Net loss	$(6,994)	$(4,313)

Weighted average shares outstanding	32,901,398	35,348,335
Basic and diluted earnings per share:
Net loss from continuing operations	$(0.22)	$(0.12)
Net income from discontinued operations	0.01	0.00

Basic and diluted earnings per share	$(0.21)	$(0.12)

Anti dilutive weighted average shares excluded from diluted loss per share	8,149,335	1,348,878

(3)	Discontinued Operations

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

We maintain a revolving operating line of credit which allows for aggregate borrowings of up to $25,000 subject to certain limits based on accounts receivable and inventory levels. At March 31, 2006 and December 31, 2005, there was $15,000 outstanding under this line of credit. As of March 31, 2006, we have an additional $176 of availability under the line of credit based on the limits described above. The line of credit expires effective January 1, 2007 and accordingly the outstanding balance has been classified as a current liability as of March 31, 2006. Borrowings outstanding under the line of credit are secured by substantially all of the company’s assets. Under the terms of our line of credit facility we are required to maintain a current ratio, as defined, of no less than 1.1 to 1. We are also required to maintain an unrestricted cash balance of no less than $10,000 held at the bank and to meet certain minimum levels of EBITDA, as defined. As of March 31, 2006, we were in compliance with the EBITDA covenant under the credit facility.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, as amended contains statements that are forward-looking within the meaning of the Securities Act of 1933, and the Securities Exchange Act of 1934 that involve risks and uncertainties. In some cases, forward-looking statements are identified by words such as “believe”, “anticipate”, “expect”, “intend”, “plan”, “will”, “may” and similar expressions. All of these forward-looking statements are based on information available to us at this time and we assume no obligation to update any of these statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict, including, among other things: our limited operating history; the ability to maintain strong relationships with wireless carriers; ongoing consolidation among wireless carriers; a decrease in the new subscriber growth rate; increased competition with additional retail and on-line distributors of wireless services and devices; increase in the rate of deactivations of active accounts; ability to attract new customers; ability to successfully integrate acquisitions; ability to accurately estimate reserve for future deactivations; interruptions or delays in service from third parties; our ability to effectively manage business growth; ability to attract and retain key personnel; and government regulation.

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, due to the risks listed below and other risks described; under Item 1A, “Risk Factors” of our Form 10-Q filed May 10, 2006.

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

Our revenue include commissions, bonuses and other payments we receive from wireless carriers, including a satellite television provider, in connection with the activation of customers on their networks, as well as payments from customers for wireless services and devices. Our revenue continues to increase as a result of internal growth and acquisitions. As further described below, total revenue and net loss from continuing operations for the three months ended March 31, 2006 were $87.0 million and $4.3 million, respectively compared to total revenue and net loss of $68.2 million and $7.4 million, respectively for the three months ended March 31, 2005. Revenue from our top three wireless carriers represented 66% and 70% of our total consolidated revenue for the three months ended March 31, 2006 and 2005, respectively.

As a key extension of our current services, on March 14, 2006 we launched Wirefly.biz, a new business unit dedicated to the unique needs of small business customers. With this launch we extended the Wirefly brand to the small business market place to assist small customers with an array of services, discounts and customer support typically afforded only to larger enterprise companies.

Since we began operations in 1999, we have incurred significant losses and have had negative cash flow from operations. As of March 31, 2006, we had a positive cash flow from operations of $1.2 million. Our accumulated deficit was $169.0 million and our total stockholders’ equity $98.5 million. In order to achieve profitability in the future, we are depending upon our ability to produce revenue at levels that exceed the costs of that revenue plus operating expenses.

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

Restatement

As described in this Quarterly Report on Forms 10-Q/A for the first quarter ended March 31, 2006. (See Note 1(c) to the Condensed Consolidated Financial Statements.)

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

	Three Months Ended March 31,				Change Between 2005 and 2006
	2005		2006
(amounts in thousands)	Amount	% of Revenue	(restated) Amount	% of Revenue	Amount	%
Revenue:
Activation and services	$49,751	73%	$66,742	77%	$16,991	34%
Equipment	18,400	27%	20,236	23%	1,836	10%

Total Revenue	$68,151	100%	$86,978	100%	$18,827	28%

Cost of revenue
Activation and services	$1,173	2%	$260	0%	$(913)	(78)%
Equipment	38,950	57%	47,921	55%	8,971	23%

Total Cost of revenue	$40,123	59%	$48,181	55%	$8,058	20%

Selected operating expenses:
Sales and marketing	$17,498	26%	$26,722	31%	$9,224	53%
General and administrative	16,278	24%	13,231	15%	(3,047)	(19)%
Depreciation and amortization	1,777	3%	3,483	4%	1,706	96%

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

	Three Months Ended March 31,				Change Between 2005 and 2006
	2005		2006
(amounts in thousands)	Amount	% of Revenue	(restated) Amount	% of Revenue	Amount	%
Activations and services:
Wireless activation	$47,131	69%	$64,154	74%	$17,023	36%
MVNE and data services	2,620	4%	2,588	3%	(32)	(1)%

	$49,751	73%	$66,742	77%	$16,991	34%

Equipment:
Wireless activation	$18,400	27%	$20,236	23%	$1,836	10%

Total Revenue:
Wireless activation	$65,531	96%	$84,390	97%	$18,859	29%
MVNE and data services	2,620	4%	2,588	3%	(32)	(1)%

	$68,151	100%	$86,978	100%	$18,827	28%

Activations and Services

Our activations and services revenue increased 34% to $66.7 million for the first quarter of 2006 from $49.8 million for the same period of 2005. The increase in activations and services revenue of $17.0 million was attributable to an increase in the number of wireless activations for the three months ended March 31, 2006 that we generated through marketing partners and increased advertising efforts. Gross carrier commissions for current period activations subject to chargeback increased 25.9% to $71.3 million for the three months ended March 31, 2006 from $56.6 million for the three months ended March 31, 2005. Also contributing to the increase in revenue was an increase in MVNE revenue of $0.4 million, which was the result of an increase in the number of MVNOs that we provide support services to, offset by data services revenue decrease of $0.4 million, which was the result of a fewer number of subscribers to those services.

Equipment

Our revenue from sales of equipment increased 10% to $20.2 million for the first quarter of 2006 from $18.4 million for the same period of 2005. The increase in equipment revenue of $1.8 million was attributable to a greater number of customers purchasing wireless devices and higher average sales prices.

Total revenue

Total revenue increased 28% to $87.0 million for the first quarter of 2006 from $68.2 million for the first quarter of 2005. Revenue generated from the sale and activation of wireless devices and services accounted for approximately 96% and 97% of consolidated revenue for the three months ended March 31, 2005 and 2006, respectively. Revenue from our top three wireless carriers represented 70% and 66% of consolidated revenue for the three months ended March 31, 2005 and 2006, respectively. Wireless activations and services revenue and equipment sales revenue may vary from period to period based on our promotional efforts, which include subsidizing the costs of devices purchased by our customers. We expect that revenue from the sale and activation of wireless devices and services will continue to increase during 2006 compared to 2005 performance.

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

Loss from continuing operations

Loss from operations decreased to $4.3 million for the first quarter 2006 from $7.4 million for first quarter 2005 as a result of a significant growth in revenue in the first quarter 2006 over first quarter 2005. Although we experienced this significant growth cost of revenue and operating expenses both increased as described above in order to support the revenue growth we experienced.

Net Loss

Net loss decreased to $4.3 million for the first quarter 2006 from $7.0 million for first quarter 2005.

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
		(restated)
	(amounts in thousands)
Net cash provided (used) in operating activities	$(9,484)	$1,225
Net cash used in investing activities	(7,090)	(8,005)
Net cash provided (used) in financing activities	364	(149)

Change in cash and cash equivalents	(16,210)	(6,929)
Short term investments on March 31, 2005 and 2006	—	5,000

Change in cash and cash equivalents and investments	$(16,210)	$(1,929)

Net cash provided by operating activities was $1.2 million for the three months ended March 31, 2006 compared to net cash used in operating activities of ($9.5) million for the three months ended March 31, 2005. For the three months ended March 31, 2006, net loss after adjustments for items to reconcile net loss to net cash provided by operating activities was approximately $2.1 million. Such items included depreciation and amortization, non-cash interest expense and stock-based compensation.

Changes in operating assets and liabilities from December 31, 2005 decreased net cash provided by operating activities by approximately $0.8 million. Changes in working capital balances included an increase of current assets of approximately $3.1 million, excluding cash and cash equivalents, short-term investments and cash collected from notes receivable of discontinued operations. The increase in these current assets was primarily the result of increased accounts receivable and inventory balances from December 31, 2005. Such increases were mainly the result of an increase in revenue for the three months ended March 31, 2006 compared to the three months ended December 31, 2005 and the timing of collections from carriers. Inventory balances increased during the three months ended March 31, 2006 as a result of an increase in handset device purchases and receipts during the period. Such amounts were offset by a decrease in other current assets, which decreased primarily as a result of prepaid inventory purchases made in 2005 for which the equipment was received in the three months ended March 31, 2006.

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

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management had previously concluded that our disclosure controls and procedures were effective as of March 31, 2006. However, in connection with the restatement of our March 31, 2006, June 30, 2006 and September 30, 2006 interim financial statements as fully described in Note 1 of this Form 10-Q/A, management determined that the material weaknesses described below existed as of March 31, 2006. Accordingly, our Chief Executive Officer and Chief Accounting Officer have now concluded that disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of March 31, 2006 to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified within the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Not withstanding the material weaknesses described below, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows for all periods presented.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood, that a material misstatement of the annual or interim quarterly financial statements will not be prevented or detected. Management identified material weaknesses in our internal controls including the following:

•

We did not maintain sufficient staffing of operational and financial resources. We did not maintain staffing in operational and financial resources sufficient to provide the level of controls and analysis required on a timely basis in light of the increasing complexity and growth of our business. This resulted in certain accounting processes and controls not being performed on a timely basis and the inability to maintain an adequate control environment, resulting in numerous material adjusting entries being made after year end. This material weakness contributed to errors such as those relating to proper revenue recognition and accounts receivable described below.

•

We did not always effectively communicate information to our finance department. Specifically, we failed to maintain effective communication channels to adequately identify and record certain transactions during 2006. The failure to provide this communication contributed to errors relating to accounting and reporting of expenses and liabilities. This material weakness caused or contributed to, adjustments necessary to appropriately record accounts receivable allowances and reserves for deactivations described below.

•	We did not maintain effective controls over the recordation, accuracy and completeness of activations and services revenue and related accounts receivable.

We did not take steps to adequately identify and appropriately record certain commission and bonus revenue received during the year from various wireless carriers in a timely and accurate manner. Recording amounts received from carriers in the appropriate accounts in a timely and accurate manner is an important business process control that is essential to the correct reporting of amounts in the financial statements. This material weakness contributed to errors relating to accounting and reporting for revenue and accounts receivable.

We did not utilize an appropriate methodology during the year in recording receivables from wireless carriers associated with disputed deactivations, churn bonuses and other carrier related fees. We overstated accounts receivable by using a methodology that anticipated future improvements in collections beyond that supported by past experience, and which did not consider certain current factors and other information. As a result of this material weakness, an adjustment was necessary to properly record revenue and related receivables from these fees.

These material weaknesses resulted in adjustments to our revenue and accounts receivable and certain other financial statement line items as referred to above and resulted in the restatement of previously issued consolidated financial statements for the three month period ended March 31, 2006.

Internal Controls over Financial Reporting

With the exception of the items described above, there have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting for this current period.

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

INPHONIC, INC.

By:	/S/ DAVID A. STEINBERG
David A. Steinberg Chairman of the Board and Chief Executive Officer

By:	/S/ GEORGE Z. MORATIS
George Z. Moratis Executive Vice President and Chief Accounting Officer

Date: May 31, 2007