Form 10-Q/A
period 2006-06-30
INPHONIC INC
filed 2007-06-01
CIK 1133324

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

EXPLANATORY NOTE

We filed our Quarterly Report on From 10-Q for the three and six months ended June 30, 2006 with the Securities and Exchange Commission (the “SEC”) on August 9, 2006. We are filing this Form 10-Q/A Amendment No. 1 to amend and restate our unaudited financial statements for the three and six months ended June 30, 2006 and related footnote disclosures to correct errors in our accounting for activations and services and cost of revenue identified during the 2006 year-end audit. These adjustments reduced our activation and services revenue by $3.7 and $4.1 million and increased our equipment cost of revenue by $0.6 and $0.6 million for the three and six months ended June 30, 2006 respectively. Our net loss per share for the three and six months ended June 30, 2006 increased by $0.12 and $0.13 to ($0.26) and ($0.39), respectively. Please refer to Note 1(c) to the unaudited condensed consolidated financial statements for further explanation.

All referenced amounts in this report as of and for the three and six months ended June 30, 2006 reflect balances and amounts on a restated basis. All of our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and Form 10-Q/A will reflect the restated information in this Form 10-Q/A, as applicable.

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2006 amends only the following items:

Part I, Item 1 – Financial Statements

Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4 – Controls and Procedures

Part II, Item 6 – Exhibits and reports on Form 8-K

INPHONIC, INC.

INDEX

FORM 10-Q

SIGNATURES	33

PART I

ITEM 1.	FINANCIAL STATEMENTS

INPHONIC, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share and share amounts)

	December 31, 2005	June 30, 2006
		(restated) (unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,783	$47,411
Short-term investments	—	5,000
Accounts receivable, net of allowance of $2,042 and $1,045, respectively	34,606	56,672
Inventory, net	17,693	21,147
Prepaid expenses	2,405	4,741
Deferred costs and other current assets	6,823	2,532
Current assets of discontinued operations	2,430	597

Total current assets	134,740	138,100
Restricted cash and cash equivalents	400	—
Property and equipment, net	12,121	16,154
Goodwill	31,140	34,124
Intangible assets, net	12,651	10,721
Deposits and other assets	3,058	6,568

Total assets	$194,110	$205,667

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and capital leases	$377	$15,384
Accounts payable	29,556	51,524
Accrued expenses and other liabilities	31,588	25,489
Current portion of deferred revenue	13,851	9,858
Current liabilities of discontinued operations	3,130	1,601

Total current liabilities	78,502	103,856
Long-term debt and capital lease obligations, net of current maturities	15,474	406
Deferred revenue, net of current portion	284	599

Total liabilities	94,260	104,861

Stockholders’ equity:
Common stock, $0.01 par value
Authorized 200,000,000 shares at December 31, 2005 and June 30, 2006; issued and outstanding 35,232,869 and 36,106,153 shares at December 31, 2005 and June 30, 2006, respectively	353	360
Additional paid-in capital	264,155	278,993
Accumulated deficit	(164,658)	178,547

Total stockholders’ equity	99,850	100,806

Total liabilities and stockholders’ equity	$194,110	$205,667

See accompanying notes to unaudited condensed consolidated financial statements

INPHO NIC, INC.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
		(restated)		(restated)
Revenue:
Activations and services	$55,452	$74,216	$105,203	$140,958
Equipment	19,774	17,912	38,174	38,148

Total revenue	75,226	91,128	143,377	179,106
Cost of revenue, exclusive of depreciation and amortization:
Activations and services	286	1,065	1,459	1,325
Equipment	41,718	50,510	80,668	98,431

Total cost of revenue	42,004	51,575	82,127	99,756
Operating expenses:
Sales and marketing, exclusive of depreciation and amortization	19,827	27,408	37,325	54,130
General and administrative, exclusive of depreciation and amortization	12,299	16,908	28,577	30,139
Depreciation and amortization	2,142	3,960	3,919	7,443
Restructuring costs	245	1,906	394	1,906
Investment write-off	228	—	228	—

Total operating expenses	34,741	50,182	70,443	93,618

Operating loss	(1,519)	(9,629)	(9,193)	(14,268)

Other income (expense):
Interest income	545	547	1,027	1,174
Interest expense	(188)	(288)	(414)	(624)

Total other income	357	259	613	550

Loss from continuing operations	(1,162)	(9,370)	(8,580)	(13,718)
Discontinued operations:
Loss from discontinued operations	(490)	(206)	(66)	(171)

Net loss	$(1,652)	$(9,576)	$(8,646)	$(13,889)

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.04)	$(0.26)	$(0.26)	$(0.38)
Net loss from discontinued operations	(0.01)	(0.01)	(0.00)	(0.01)

Basic and diluted net loss per share	$(0.05)	$(0.27)	$(0.26)	$(0.39)

Basic and diluted weighted average shares outstanding	33,847,007	35,856,253	33,380,156	35,529,454

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
				(restated)
Balance, December 31, 2005	35,232,869	$353	$264,155	$(164,658)	$99,850
Stock-based compensation expense	—	—	7,511	—	7,511
Issuance of common stock in connection with the acquisition and earnouts of:
A1 Wireless, Inc.	15,408	—	235	—	235
VMC Satellite, Inc.	482,146	5	3,617	—	3,622
Issuance of common stock warrant	—	—	3,228	—	3,228
Repurchase and retirement of common stock	(62,761)	(1)	(502)	—	(503)
Exercise of common stock options, restricted stock awards and other	438,491	3	749	—	752
Net loss	—	—	—	(13,889)	(13,889)

Balance, June 30, 2006 (restated)	36,106,153	$360	$278,993	$(178,547)	$100,806

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2005	2006
		(restated)
Cash flows from operating activities:
Net loss	$(8,646)	$(13,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,919	7,443
Non-cash sales and marketing expense related to common stock warrant	—	135
Non-cash interest expense, net	324	—
Stock-based compensation	9,796	7,110
Non-cash write-off of investment	228	—
Changes in operating assets and liabilities, net of assets and liabilities received from business acquisition:
Accounts receivable	(20,542)	(21,925)
Inventory	(6,931)	(3,454)
Prepaid expenses	(741)	(2,336)
Deferred costs and other assets	164	4,295
Deposits and other assets	(439)	161
Accounts payable	7,376	21,037
Accrued expenses and other liabilities	4,117	(2,722)
Deferred revenue	2,137	(3,678)

Net cash used in operating activities	(9,238)	(7,823)
Cash flows from investing activities:
Capitalized expenditures, including internal capitalized labor	(6,026)	(8,874)
Cash paid for acquisitions	(6,269)	(3,028)
Cash paid for intangible assets	(2,439)	(193)
Purchase of short-term investments	(17,860)	(5,000)
Proceeds from the sale of assets of discontinued operations	—	1,110
Reduction in restricted cash and cash equivalents	—	400

Net cash used in investing activities	(32,594)	(15,585)
Cash flows from financing activities:
Principal repayments on debt	(146)	(213)
Cash paid for repurchase of common stock	—	(503)
Proceeds from exercise of warrants and options	6,543	752
Net costs of initial public offering	(291)	—

Net cash provided by financing activities	6,106	36

Net decrease in cash and cash equivalents	(35,726)	(23,372)
Cash and cash equivalents, beginning of the period	100,986	70,783

Cash and cash equivalents, end of the period	$65,260	$47,411

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	$90	$263
Income taxes	—	—
Supplemental disclosure of non-cash activities:
Issuance of common stock in business acquisitions	8,209	3,856
Issuance of common stock in intangible asset purchase	1,549	—
Release of funds in escrow related to A1 Wireless acquisition	10,700	—
Issuance of warrant to purchase common stock to vendor	—	3,228
Purchase consideration in accrued liabilities	3,000	—

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

(1)	The Company and Basis of Presentation

(a)	Preparation of Interim Financial Statements

We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The financial information included herein, other than the consolidated balance sheet as of December 31, 2005, has been prepared without audit. The consolidated balance sheet at December 31, 2005 has been derived from, but does not include all the disclosures contained in the audited financial statements for the year ended December 31, 2005. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In the opinion of management, these unaudited statements include all the adjustments and accruals necessary for a fair presentation of the results of the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year. Certain prior year amounts have been reclassified to conform to the current period presentation.

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

We have restated our consolidated financial statements as of and for the three and six month periods ended June 30, 2006 to reflect the correction of the following errors related to the application of our revenue recognition and cost of revenue accounting policies which had been identified in the audit of our financial statements for the year ended December 31, 2006:

During the three months ended March 31, 2006, we had recorded revenue for certain of our features activations and services commissions in which it was subsequently determined that collectibility was not reasonably assured. As a result we reduced our revenue and accounts receivable by approximately $393 for this adjustment.

During the three months ended June 30, 2006, we had recorded activations and services revenue net of related reserves as a change in estimate of certain carrier commissions in dispute which we had previously deemed as collectible. Upon further evaluation, we believe that it was inappropriate to have recorded revenue associated with this matter until such commissions are collected from the carrier. In addition, we identified other errors related to the recording of activations and services revenue of approximately $923 as it was subsequently determined that collectibility of these amounts was not reasonably assured based on our collection experience. Accordingly, we reduced our revenue and accounts receivable by approximately $3,674 for this adjustment.

In addition during the three months ended June 30, 2006, we identified errors that occurred in the recordation of cost of revenue and accounts receivable in the amount of $627 that have been corrected in the accompanying financial statements. The impact on our financial statements for these items for the three and six months ended June 30, 2006 is shown in the table below:

	June 30, 2006 (reported)	June 30, 2006 (adjustments)	June 30, 2006 (restated)
Accounts receivable	$61,366	$(4,694)	$56,672
Total current assets	142,794	(4,694)	138,100
Total assets	210,361	(4,694)	205,667

Accumulated deficit	(173,853)	(4,694)	(178,547)
Total stockholders' equity	105,500	(4,694)	100,806
Total liabilities and stockholders' equity	210,361	(4,694)	205,667

	Three Months Ended June 30, 2006			For the six months ended
	30-Jun (reported)	30-Jun (adjustments)	30-Jun (restated)	30-Jun (reported)	30-Jun (adjustments)	30-Jun (restated)
Revenue:
Activations and services	$77,890	$(3,674)	$74,216	$145,025	$(4,067)	$140,958

Total revenue	95,802	(3,674)	92,128	183,173	(4,067)	179,106

Cost of revenue, exclusive of depreciation and amortization Equipment	$49,883	$627	$50,510	$97,804	$627	$98,431

Total cost of revenue	50,948	627	51,575	99,129	627	99,756

Operating loss	(5,328)	(4,301)	(9,629)	(9,574)	(4,694)	(14,268)

Loss from continuing operations	(5,069)	(4,301)	(9,370)	(9,024)	(4,694)	(13,718)
Net loss	(5,275)	(4,301)	(9,576)	(9,195)	(4,694)	(13,889)

Net loss per share:
Net loss from continuing operations	(0.14)	(0.12)	(0.26)	(0.25)	(0.13)	(0.38)
Basic and diluted net loss per share	(0.15)	(0.12)	(0.27)	(0.26)	(0.13)	(0.39)

	For the six months ended
	30-Jun (reported)	30-Jun (adjustments)	30-Jun (restated)
Cash flows from operating activities:
Net loss	$(9,195)	$(4,694)	$(13,889)
Accounts receivable	(26,619)	4,694	$(21,925)

(d)	Risks and Uncertainties

Our operations are subject to certain risks and uncertainties including, among others, actual and potential competition by entities with greater financial resources, rapid technological changes, the need to retain key personnel and protect intellectual property and the availability of additional capital financing on terms acceptable to us.

Since inception we have incurred net losses attributable to common stockholders of approximately $178,547. To date, management has relied on debt and equity financings to fund our operating deficit. While we currently have $52,411 of cash and cash equivalents and short-term investments on hand as of June 30, 2006, we may require additional financing to fund future operations.

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

Equipment Revenue

Revenue from the sale of wireless devices and accessories in a multiple-element arrangement with services are recognized at the time of sale in accordance with Emerging Issues Task Force EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, when fair value of the services element exists. Customers have the right to return devices within a specific period of time or usage, whichever occurs first. We provide an allowance for estimated returns of devices based on historical experience. In accordance with the provisions of SAB No. 104, we determined we have sufficient operating history to estimate equipment returns. In connection with wireless activations, we sell customers wireless devices at a significant discount (equipment discount provision or “EDP”), which is generally in the form of a rebate. Rebates are recorded as a reduction of revenue. We recognize equipment revenue, less a reserve for customer rebates (accrued consumer liabilities), which is based on historical experience of rebates claimed. Future experience could vary based upon rates of consumers redeeming rebates.

In the event a customer terminates their wireless service with the carrier within six months of activation and opts not to return the wireless device to us within the time frames permitted within our return policy, in many instances our sales contracts with the customer permit us to charge the customer an EDP termination fee for each unreturned device. Prior to the three months ended June 30, 2006, revenue recognition of such fee was deferred until such fee was collected from the customer pursuant to SAB 104 as we did not have adequate historical collection data to reasonably estimate the ultimate collectibility of the receivable. Beginning April 1, 2006, we began to estimate EDP termination fee revenue based on historical experience of customer collection behavior which we have developed over a time period of 24 months which provides the basis on which to accrue revenue with an appropriate assurance of collectibility pursuant to SAB 104. As of March 31, 2006, $293 of such revenue was deferred, which would have been accrued for in the event that we had adequate customer collection history, less an estimated reserve for uncollectible amounts. As of June 30, 2006, we had accrued as accounts receivable approximately $786 in such EDP fees.

(b)	Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable. We extend credit to wireless network carriers (“carriers”) on an unsecured basis in the normal course of business. Three carriers accounted for 67% and 76% of accounts receivable, net of the deactivation reserve, as of December 31, 2005 and June 30, 2006, respectively.

For the three and six months ended June 30, 2005 and 2006, revenue from three carriers exceeded 10% of our total revenue. Revenue as a percentage of total revenue for these carriers was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Customer A	27%	35%	25%	35%
Customer B	13%	16%	16%	15%
Customer C	14%	16%	13%	16%

Total	54%	67%	54%	66%

(c)	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2005 and June 30, 2006 consisted of:

	As of
	December 31, 2005	June 30, 2006
Accrued consumer liabilities	$18,289	$14,377
Commitment to provide inventory to vendor	—	4,000
Accrued payroll and related expenses	1,452	1,301
Accrued acquisition costs and severance costs	5,063	896
Accrued taxes payable	593	321
Other	6,191	4,594

	$31,588	$25,489

(d)	Restructuring Costs

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

	Number of warrants	Weighted average exercise price	Range of exercise
Balance January 1, 2006	787,863	$8.44	$0.03 -15.60
Granted	566,324	7.35	7.35
Exercised	(17,270)	0.28	0.03 - 14.04
Surrendered for cashless exercise	(627)	2.25	0.03 - 2.49

Balance June 30, 2006	1,336,290	$8.08	$0.03 -15.60

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
		(restated)		(restated)
Net loss from continuing operations	$(1,162)	$(9,370)	$(8,580)	$(13,718)
Net loss from discontinued operations	(490)	(206)	(66)	(171)

Net loss	$(1,652)	$(9,576)	$(8,646)	$(13,889)

Weighted average shares outstanding
Basic and diluted earnings per share:	33,847,007	35,856,253	33,380,156	35,529,454
Net loss from continuing operations	$(0.04)	$(0.26)	$(0.26)	$(0.38)
Net loss from discontinued operations	(0.01)	(0.01)	(0.00)	(0.01)

Basic and diluted earnings per share	$(0.05)	$(0.27)	$(0.26)	$(0.39)

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

	June 30,
	2005	2006
Options to purchase common stock	5,881,423	5,299,305
Restricted stock awards	269,266	1,893,916
Warrants to purchase common stock	942,380	1,525,065
Options awarded in connection with the VMC acquisition	210,379	—

Total options, warrants and restricted stock awards convertible into common stock	7,303,448	8,718,286

(3)	Discontinued Operations

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, as amended, contains statements that are forward-looking within the meaning of the Securities Act of 1933, and the Securities Exchange Act of 1934 that involve risks and uncertainties. In some cases, forward-looking statements are identified by words such as “believe”, “anticipate”, “expect”, “intend”, “plan”, “will”, “may” and similar expressions. All of these forward-looking statements are based on information available to us at this time and we assume no obligation to update any of these statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict, including, among other things: our limited operating history; the ability to maintain strong relationships with wireless carriers; ongoing consolidation among wireless carriers; a decrease in the new subscriber growth rate; increased competition with additional retail and on-line distributors of wireless services and devices; increase in the rate of deactivations of active accounts; ability to attract new customers; ability to successfully integrate acquisitions; ability to accurately estimate reserve for future deactivations; interruptions or delays in service from third parties; our ability to effectively manage business growth; ability to attract and retain key personnel; and government regulation.

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, due to the risks listed below and other risks described under Item 1A, “Risk Factors” of our Form 10-Q filed on August 9, 2006.

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

Revenues include commissions, bonuses and other payments we receive from wireless carriers, including a satellite television provider, in connection with the activation of customers on their networks, as well as payments from customers for wireless services and devices. Our revenue continues to increase as a result of internal growth and acquisitions. As further described below, total revenue and net loss from continuing operations for the three months ended June 30, 2006 were $92.1 million and $9.4 million, respectively, compared to total revenue and net loss from continuing operations of $75.2 million and $1.2 million, respectively, for the three months ended June 30, 2005. Revenue from our top three wireless carriers represented 67% and 54% of our total consolidated revenue for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 total revenue and net loss from continuing operations were $179.1 million and $13.7 million, respectively, compared to total revenue and net loss from continuing operations of $143.4 million and $8.6 million, respectively, for the same period of 2005. Revenue from our top three wireless carriers represented 66% and 54% of our total consolidated revenue for the six months ended June 30, 2006 and 2005, respectively.

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

Since we began operations in 1999, we have incurred significant losses and have had negative cash flow from operations. For the six months ended June 30, 2006, we used $7.8 million of cash in operations. As of June 30, 2006, accumulated deficit was $178.5 million and our total stockholders’ equity was $100.8 million. In order to achieve profitability in the future, we are depending upon our ability to produce revenue at levels that exceed the costs of that revenue plus operating expenses.

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

Restatement

As described in the Quarterly Report on Forms 10-Q/A for the first quarter ended March 31, 2006 and in this Quarterly Report on Form 10-Q/A we restated our financial statements for each of the quarters ended March 31, and June 30, 2006. (See Note 1(c) to the Condensed Consolidated Financial Statements.)

Comparison of the Results of Operations for the Three Months Ended June 30, 2006 and 2005

	Three Months Ended June 30,				Change Between 2005 and 2006
	2005		2006
(amounts in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(restated)
Revenue:
Activation and services	$55,452	74%	$74,216	81%	$18,764	34%
Equipment	19,774	26%	17,912	19%	(1,862)	-9%

Total revenue	$75,226	100%	$91,228	100%	$16,902	22%

Cost of revenue
Activation and services	$286	0%	$1,065	1%	$779	272%
Equipment	41,718	55%	50,510	55%	8,792	21%

Total cost of revenue	$42,004	56%	$51,575	56%	$9,571	23%

Selected operating expenses:
Sales and marketing	$19,827	26%	$27,408	30%	$7,581	38%
General and administrative	12,299	16%	16,908	18%	4,609	37%
Depreciation and amortization	2,142	3%	3,960	4%	1,818	85%
Restructuring	245	0%	1,906	2%	1,661	678%

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

	Three Months Ended June 30,				Change Between 2005 and 2006
	2005		2006
(amounts in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(restated)
Activations and services:
Wireless activation	$53,622	71%	$69,226	76%	$15,604	29%
MVNE and data services	1,830	3%	4,990	5%	3,160	173%

	$55,452	74%	$74,216	81%	$18,764	34%

Equipment:
Wireless activation	$19,774	26%	$17,912	19%	$(1,862)	-9%

Total Revenue:
Wireless activation	$73,396	98%	$87,138	95%	$13,742	19%
MVNE and data services	1,830	3%	4,990	5%	3,160	173%

	$75,226	100%	$92,128	100%	$16,902	22%

Activations and Services

Activations and services revenue increased 34% to $74.2 million for the three months ended June 30, 2006 from $55.5 million for the three months ended June 30, 2005. The increase in activations and services revenue of $18.8 million was attributable to an increase in the number of wireless activations that we generated through marketing partners and increased advertising efforts compared to the prior period. Gross carrier commissions for activations subject to chargeback increased 27% to $80.4 million for the three months ended June 30, 2006 from $63.4 million for the three months ended June 30, 2005. Activations and services revenue of MVNE and data services increased $3.2 million to $5.0 million for the three months ended June 30, 2006. The increase in revenue was primarily the result of project development work completed and accepted by a customer in early June 2006.

Equipment

Revenue from sales of equipment for the three months ended June 30, 2006 decreased 9% to $17.9 million from $19.8 million for the three months ended June 30, 2005. The decrease in equipment revenue of $1.9 million was attributable to lower average sales prices due to an increase in instant discounts provided to customers as compared to the three months ended June 30, 2005. Equipment revenue for the three months ended June 30, 2006 included $0.8 million of estimated equipment discount provisions (“EDP”) to be collected from customers, who opt not to return their phones after canceling their plans prior to a contractually stated deactivation period.

Total revenue

Total revenue increased 22% to $92.1 million for the three months ended June 30, 2006 respectively from $75.2 million for the three months ended June 30, 2005. Revenue generated from the sale and activation of wireless devices and services accounted for approximately 81% of consolidated revenue for the three months ended June 30, 2006 compared to 74% for the three months ended June 30, 2005. Revenue from our top three wireless carriers represented 67% of consolidated revenue for the three months ended June 30, 2006 compared to 54% for the comparable period of 2005. Wireless activations and services revenue and equipment sales revenue may vary from period to period based on our promotional efforts, which include subsidizing the costs of devices purchased by our customers. We expect that revenue from the sale and activation of wireless devices and services will continue to increase during 2006 compared to 2005 performance.

COST OF REVENUE

Cost of revenue consists mainly of the cost of wireless devices (equipment) sold to our wireless activations and services customers. Our cost of revenue related to wireless equipment sales increased to $50.5 million for the three months ended June 30, 2006 as a result of a higher volume of devices sold during the period compared to sales of such devices in the three months ended June 30, 2005. Total cost of revenue increased 23% to $51.6 million for the three months ended June 30, 2006 compared to $42.0 million for the three months ended June 30, 2005. Cost of revenue from the sale of wireless devices accounted for approximately 98% of consolidated cost of revenue for the three months ended June 30, 2006 and 99% for the three months ended June 30, 2005. As a percentage of wireless total activations revenue, cost of equipment revenue was 55% of revenue for the three months ended June 30, 2006 and 2005.

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

During the three months ended June 30, 2006, we implemented a restructuring plan related to changes in our management and operational structure. For the three months ended June 30, 2006, we recognized $1.9 million related to the termination of our former president and chief operating officer and thirteen other senior executives and employees. Of this amount, $0.6 million related to severance benefits that will be paid out in cash to the recipients on a monthly or bi-monthly basis over the terms of their respective severance agreements and $1.3 million related to severance expenses incurred as a result of the modification of stock-based compensation awards under which vesting of 50% of unvested restricted share and option awards was accelerated for three of the former employees.

Loss from continuing operations

Loss from continuing operations increased to $9.4 million for the three months ended June 30, 2006 from $1.2 million for the three months ended June 30, 2005 as a result of increasing cost of revenue and general operating expenses as described above in order to support overall revenue growth.

Net Loss

Net loss increased to $9.6 million for the three months ended June 30, 2006 from $1.7 million for the three months ended June 30, 2005.

Comparison of the Results of Operations for the Six Months Ended June 30, 2006 and 2005

	Six Months Ended June 30,				Change Between 2005 and 2006
	2005		2006
(amounts in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(restated)
Revenue:
Activation and services	$105,203	73%	$140,598	79%	$35,755	34%
Equipment	38,174	27%	38,148	21%	(26)	0%

Total revenue	$143,377	100%	$179,106	100%	$35,729	25%

Cost of revenue:
Activation and services	$1,459	1%	$1,325	1%	$(134)	(9)%
Equipment	80,668	56%	98,431	55%	17,763	22%

Total cost of revenue	$82,127	57%	$99,756	56%	$17,629	21%

Selected operating expenses:
Sales and marketing	$37,325	26%	$54,130	30%	$16,805	45%
General and administrative	28,577	20%	30,139	17%	1,562	5%
Depreciation and amortization	3,919	3%	7,443	4%	3,524	90%
Restructuring	394	0%	1,906	1%	1,512	384%

REVENUE

	Six Months Ended June 30,				Change Between 2005 and 2006
	2005		2006
(amounts in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(restated)
Activations and services:
Wireless activation	$100,753	70%	$133,380	75%	$32,627	32%
MVNE and data services	4,450	3%	7,578	4%	3,128	70%

	105,203	74%	140,958	79%	35,755	34%

Equipment:
Wireless activation	$38,174	27%	$38,148	21%	$(26)	0%

Total Revenue:
Wireless activation	$138,927	97%	$171,528	96%	$32,601	23%
MVNE and data services	4,450	3%	7,578	4%	3,128	70%

	$143,377	100%	$179,106	100%	$35,729	25%

Activations and Services

Activations and services revenue increased 34% to $141.0 million for the six months ended June 30, 2006 from $105.2 million for the six months ended June 30, 2005. The increase in activations and services revenue of $35.8 million was attributable to an increase in the number of wireless activations that we generated through marketing partners and increased advertising efforts compared to prior year periods. Gross carrier commissions for activations subject to chargeback increased 26% to $151.7 million for the six months ended June 30, 2006 from $120.0 million for the six months ended 2005. Activations and services revenue of MVNE and data services increased $3.1 million to $7.6 million for the six months ended June 30, 2006. The increase in revenue was primarily the result of project development work completed and accepted by a customer in early June 2006.

Equipment

Revenue from sales of equipment for the six months ended June 30, 2006 were $38.1 million compared to $38.2 million for the six months ended June 30, 2005. Although revenue remained flat between the corresponding six month periods, we experienced a reduction in equipment sales revenue in the six months ended June 30, 2006 as described above, primarily due to a decrease in price per unit as a result of an increase in discounts offered. Equipment revenue for the six months ended June 30, 2006 included $0.3 million of estimated EDP to be collected from customers, who opt not to return their phones after canceling their plans prior to a contractually stated deactivation period.

Total revenue

Total revenue increased 25% to $179.1 million for the six months ended June 30, 2006 respectively from $143.4 million for the six months ended June 30, 2005. Revenue generated from the sale and activation of wireless devices and services accounted for approximately 79% of consolidated revenue for the six months ended June 30, 2005 compared to 73% for the three months ended June 30, 2005. Revenue from our top three wireless carriers represented 66% of consolidated revenue for the six months ended June 30, 2006 compared to 54% for the comparable period of 2005.

COST OF REVENUE

Cost of revenue consists mainly of the cost of wireless devices (equipment) sold to our wireless activations and services customers. Our cost of revenue related to wireless equipment sales increased to $98.4 million for the six months ended June 30, 2006 as a result of a higher volume of devices sold during the period compared to sales of such devices for the six months ended June 30, 2005. Total cost of revenue increased 21% to $99.8 million for the six months ended June 30, 2006 as compared to $82.1 million for the six months ended June 30, 2005. Cost of revenue from the sale of wireless devices accounted for approximately 99% of consolidated cost of revenue for the six months ended June 30, 2006 and 98% for the six months ended June 2005. As a percentage of wireless total activations revenue, cost of equipment revenue decreased to 55% of revenue for the six months ended June 30, 2006 compared to 56% for the six months ended June 30, 2005.

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

Restructuring

We implemented a restructuring plan following the acquisition of A1 Wireless, to take advantage of synergies gained through the acquisition and to restructure our operations for efficiency purposes. During the six months ended June 30, 2005, we recognized $394 in restructuring costs, of which $3 million related to workforce reduction and the remaining $36 to excess facilities. All costs related to this plan were paid out in 2005.

During the six months ended June 30, 2006, we implemented a restructuring plan related to changes in our management and operational structure. For the three and six months ended June 30, 2006, we recognized $1.9 million related to the termination of our former president and chief operating officer and thirteen other senior executives and employees. Of this amount, $0.6 million related to severance benefits that will be paid out in cash to the recipients on a monthly or bi-monthly basis over the terms of their respective severance agreements and $1.3 million related to severance expenses incurred as a result of the modification of stock-based compensation awards under which vesting of 50% of unvested restricted share and option awards were accelerated for three of the former employees.

Loss from continuing operations

Loss from continuing operations increased to $13.7 million for the six months ended June 30, 2006 from $8.6 million for the corresponding period in 2005. Although we experienced significant revenue growth, cost of revenue and operating expenses both increased as described above in order to support the revenue growth we experienced.

Net Loss

Net loss increased to $13.9 million for the six months ended June 30, 2006 from $8.6 for the same period of 2005.

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
		(restated)
	(amounts in thousands)
Net cash used in operating activities	$(9,238)	$(7,823)
Net cash used in investing activities	(32,594)	(15,585)
Net cash provided by financing activities	6,106	36

Change in cash and cash equivalents	(35,726)	(23,372)
Short term investments on June 30, 2005 and 2006	—	5,000

Change in cash and cash equivalents and investments	$(35,726)	$(18,372)

Net cash used in operating activities was $7.8 million for the six months ended June 30, 2006 compared to net cash used in operating activities of $9.2 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, net income (loss) after adjustments for items to reconcile net income (loss) to net cash provided by operating activities was approximately $0.8 million. Such items included depreciation and amortization, non-cash interest expense and stock-based compensation.

Changes in operating assets and liabilities from December 31, 2005 decreased net cash provided by operating activities of approximately $8.6 million. Changes in working capital balances included an increase of current assets of approximately $23.4 million, excluding cash and cash equivalents, short-term investments and cash collected from notes receivable related to discontinued operations. The increase in these current assets was primarily the result of increased accounts receivable and inventory balances from December 31, 2005. The accounts receivable increase at June 30, 2006 was the result of higher commission balances owed to us by the carriers as a result of increased revenue and the timing of collections at the end of the month of June. Approximately $9.7 million of our June 30, 2006 accounts receivable balance was collected within the first two business days of July. Inventory balances increased as a result of product demand and anticipated business in the third quarter of 2006. We expect inventory balances to decrease during the three months ended September 30, 2006 as we take advantage of our buying leverage.

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

In the event a customer terminates their wireless service with the carrier within six months of activation and opts not to return the wireless device to us within the time frames permitted within our return policy, in many instances our sales contracts with the customer permit us to charge the customer an EDP termination fee for each unreturned device. Prior to the three months ended June 30, 2006, revenue recognition of such fee was deferred until such fee was collected from the customer pursuant to SAB 104 as we did not have adequate historical collection data to reasonably estimate the ultimate collectibility of the receivable. Beginning April 1, 2006, we began to estimate EDP termination fee revenue based on historical experience of customer collection behavior which we have developed over a time period of 24 months which provides the basis on which to accrue revenue with an appropriate assurance of collectibility pursuant to SAB 104. As of March 31, 2006, $0.3 million of such revenue was deferred, which would have been accrued for in the event that we had adequate customer collection history, less an estimated reserve for uncollectible amounts. As of June 30,, 2006, we had accrued as accounts receivable approximately $0.8 million in such EDP fees.

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

Stock-based Compensation

We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective application (“MPA”) method. SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments (usually stock options or unvested (restricted) stock awards) based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants.

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

Disclosure Controls and Procedures

Management had previously concluded that our disclosure controls and procedures were effective as of June 30, 2006. However, in connection with the restatement of our March 31, 2006, June 30, 2006 and September 30, 2006 interim financial statements as fully described in Note 1 of this Form 10-Q/A, management determined that the material weaknesses described below existed as of June 30, 2006. Accordingly, our Chief Executive Officer and Chief Accounting Officer have now concluded that disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of June 30, 2006 to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified within the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

•

We did not maintain effective controls over the determination and accuracy of equipment revenue and related accounts receivable. We did not utilize an appropriate methodology during the year in recording certain fees due from consumers when contracts are cancelled within specified time periods and the wireless device is not returned to us. Specifically, related accounts receivable were overstated to the extent that we used collection percentages which anticipated improvements in excess of past experience. As a result of this material weakness, an adjustment was necessary to properly record revenue and related receivables from these fees.

These material weaknesses resulted in adjustments to our revenue and accounts receivable and certain other financial statement line items as referred to above and resulted in the restatement of previously issued consolidated financial statements for the three and six-month periods ended June 30, 2006.

Changes in Internal Control over Financial Reporting

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