Form 10-Q/A
period 2006-09-30
INPHONIC INC
filed 2007-06-01
CIK 1133324

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2006 with the Securities and Exchange Commission (the “SEC”) on November 9, 2006. We are filing this Form 10-Q/A Amendment No. 1 to amend and restate our unaudited financial statements for the three and nine months ended September 30, 2006 and related footnote disclosures to correct errors identified during the year-end audit and related to the misapplication of our accounting policies and determination of certain estimates. These adjustments reduced our activations and services revenue $4.5 million and $8.5 million; and equipment revenue $2.6 million and $2.6 million for the three and nine months ended September 30, 2006, respectively; and increased equipment cost of revenue $0.2 million and $0.8 million, sales and marketing expenses by $0.1 million and $0.1 million and general and administrative expenses $3.3 million and $3.3 million for the three and nine months ended September 30, 2006, respectively. In addition our net loss per share increased by $0.30 and $0.42 to ($0.43) and ($0.82) for the three and nine months ended, respectively. Please refer to Note 1(c) to the unaudited condensed consolidated financial statements for further explanation.

All referenced amounts in this report as of and for the three and nine months ended September 30, 2006 reflect balances and amounts on a restated basis. All of our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and Form 10-Q/A will reflect the restated information in this Form 10-Q/A, as applicable.

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2006 amends only the following items:

Part I, Item 1 – Financial Statements

Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4 – Controls and Procedures

Part II, Item 6 – Exhibits and reports on Form 8-K

INPHONIC, INC.

INDEX

FORM 10-Q/A

PART I

ITEM 1.	FINANCIAL STATEMENTS

INPHONIC, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share and share amounts)

	December 31, 2005	September 30, 2006
		(restated) (unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,783	$57,537
Accounts receivable, net of allowance for doubtful accounts of $2,042 and $973, respectively	34,606	45,363
Inventory, net	19,680	18,160
Prepaid expenses	2,405	6,650
Deferred costs and other current assets	6,823	2,220
Current assets of discontinued operations	2,430	392

Total current assets	136,727	130,322
Restricted cash and cash equivalents	400	—
Property and equipment, net	12,121	19,439
Goodwill	31,140	36,634
Intangible assets, net	12,651	9,660
Deposits and other assets	3,058	8,721

Total assets	$196,097	$204,776

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,543	$58,336
Accrued expenses and other liabilities	31,588	23,388
Current portion of deferred revenue	13,851	10,169
Current liabilities of discontinued operations	3,130	1,178
Current maturities of capital leases	377	350

Total current liabilities	80,489	93,421
Long term debt and capital lease obligations, net of current maturities	15,474	20,258
Deferred revenue, net of current portion	284	553

Total liabilities	96,247	114,232

Stockholders’ equity:
Common stock, $0.01 par value
Authorized 200,000,000 shares at December 31, 2005 and September 30, 2006; issued and outstanding 35,232,869 and 36,564,298 shares at December 31, 2005 and September 30, 2006, respectively	353	366
Additional paid-in capital	264,155	284,244
Accumulated deficit	(164,658)	(194,066)

Total stockholders’ equity	99,850	90,544

Total liabilities and stockholders’ equity	$196,097	$204,776

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
		(restated)		(restated)
Revenue:
Activations and services	$65,405	$80,704	$170,608	$221,662
Equipment	26,555	14,399	64,729	52,547

Total revenue	91,960	95,103	235,337	274,209
Cost of revenue, exclusive of depreciation and amortization:
Activations and services	(564)	551	895	1,876
Equipment	54,317	52,970	134,985	151,401

Total cost of revenue	53,753	53,521	135,880	153,277
Operating expenses:
Sales and marketing, exclusive of depreciation and amortization	24,274	29,605	61,599	83,735
General and administrative, exclusive of depreciation and amortization	15,750	22,982	44,326	53,121
Depreciation and amortization	2,460	4,543	6,379	11,986
Restructuring costs	453	209	848	2,115
Investment write-off	—	—	228	—

Total operating expenses	42,937	57,339	113,380	150,957

Operating loss	(4,730)	(15,757)	(13,923)	(30,025)

Other income (expense):
Interest income	549	442	1,576	1,616
Interest expense	(185)	(276)	(599)	(900)

Total other income	364	166	977	716

Loss from continuing operations	(4,366)	(15,591)	(12,946)	(29,309)
Discontinued operations:
Income (loss) from discontinued operations	(587)	72	(653)	(99)

Net loss	$(4,953)	$(15,519)	$(13,599)	$(29,408)

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.12)	$(0.43)	$(0.38)	$(0.82)
Net income (loss) from discontinued operations	(0.02)	0.00	(0.02)	(0.00)

Basic and diluted net loss per share	$(0.14)	$(0.43)	$(0.40)	$(0.82)

Basic and diluted weighted average shares outstanding	35,515,210	36,304,160	34,099,325	35,836,331

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
				(restated)
Balance, December 31, 2005	35,232,869	$353	$264,155	$(164,658)	$99,850
Stock-based compensation expense	—	—	10,944	—	10,944
Issuance of common stock in connection with the acquisition earnouts of:
A1 Wireless, Inc.	15,408	—	235	—	235
VMC Satellite, Inc.	697,045	7	4,939	—	4,946
Issuance of common stock warrant	—	—	3,228	—	3,228
Repurchase and retirement of common stock	(62,761)	(1)	(502)	—	(503)
Exercise of common stock options, restricted stock awards and other	681,737	7	1,245	—	1,252
Net loss	—	—	—	(29,408)	(29,408)

Balance, September 30, 2006 (restated)	36,564,298	$366	$284,244	$(194,066)	$90,544

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2005	2006
		(restated)
Cash flows from operating activities:
Net loss	$(13,599)	$(29,408)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,379	11,986
Non-cash sales and marketing expense related to common stock warrant	—	296
Non-cash interest expense, net	486	—
Stock-based compensation	13,721	10,088
Non-cash write-off of investment	228	—
Changes in operating assets and liabilities, net of assets and liabilities received from business acquisitions:
Accounts receivable	(23,621)	(10,412)
Inventory	(23,201)	3,843
Prepaid expenses	(1,267)	(5,723)
Deferred costs and other assets	(1,060)	4,607
Deposits and other assets	(1,357)	(2,153)
Accounts payable	17,144	25,598
Accrued expenses and other liabilities	5,538	(5,641)
Deferred revenue	5,028	(3,413)

Net cash used in operating activities	(15,581)	(332)
Cash flows from investing activities:
Capitalized expenditures, including internal capitalized labor	(8,745)	(15,525)
Cash paid for acquisitions	(8,670)	(3,989)
Cash paid for intangible assets	(2,532)	(193)
Purchase of short-term investments	(5,005)	(5,000)
Proceeds from the maturity of short-term investments	—	5,000
Proceeds from the sale of assets of discontinued operations	—	1,111
Reduction in restricted cash and cash equivalents	—	400

Net cash used in investing activities	(24,952)	(18,196)
Cash flows from financing activities:
Principal repayments on debt	(215)	(1,751)
Borrowings on line of credit	15,000	—
Trade borrowings on line of credit	—	6,355
Cash paid for repurchase of common stock	(3,090)	(503)
Proceeds from exercise of warrants and options	9,669	1,181
Net costs of initial public offering	(291)	—

Net cash provided by financing activities	21,073	5,282

Net decrease in cash and cash equivalents	(19,460)	(13,246)
Cash and cash equivalents, beginning of the period	100,986	70,783

Cash and cash equivalents, end of the period	$81,526	$57,537

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	$107	$774
Supplemental disclosure of non-cash activities:
Release of funds in escrow related to acquisitions	10,700	—
Issuance of common stock in business acquisitions	8,209	5,181
Issuance of warrant to purchase common stock to vendor	—	3,228
Purchase consideration in accrued liabilities	3,000	224
Inventory issued for advertising credits	—	2,323
Issuance of common stock in intangible asset purchase	1,549	—
Stock-based compensation capitalized as internal labor	—	443
Equipment purchased on capital lease	366	152

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

We have restated our consolidated financial statements as of and for the three and nine month periods ended September 30, 2006 to reflect the correction of the following errors related to the application of our revenue recognition, cost of revenue and other accounting policies which had been identified in our audit for the year ended December 31, 2006:

(c) Restatement

During the three months ended March 31, 2006, we had recorded revenue for certain of our features activations and services commissions in which it was subsequently determined that collectibility was not reasonably assured pursuant to SAB 104. As a result we reduced our revenue and accounts receivable $393 for this matter.

During the three months ended June 30, 2006, we had recorded activations and services revenue net of related reserves as a change in estimate of certain carrier commissions in dispute which we had previously deemed as collectible. Upon further evaluation, we believe that it was inappropriate to have recorded revenue associated with this matter until such commissions are collected from the carrier. In addition, we identified other errors related to the recording of activations and services revenue of approximately $923 as it was subsequently determined that collectibility of these amounts was not reasonably assured based on our collection experience. Accordingly, we reduced our revenue and accounts receivable by approximately $3,674 for this matter.

In addition during the three months ended June 30, 2006, we identified errors that occurred in the determination of cost of revenue and accounts receivable in the amount of $627 that have been corrected in the accompanying financial statements.

During the three months ended September 30, 2006, we identified errors in accounting for our activations and services revenue, equipment revenue and rebates and amounts paid to consumers as “goodwill” prior to our settlement with the Attorney General of the District of Columbia.

Activations and services revenue - We had recorded revenue for certain types of residual and churn bonuses due from wireless carriers for activations which occurred during the quarter. Upon further evaluation, we subsequently determined revenue recognition was in error as collectibility of such amounts was not reasonably assured pursuant to SAB 104 based on the nature of the amounts due and our collection experience of similar items. Accordingly, we reduced revenue and accounts receivable by $2,917 and will not record revenue on such items in the future until collections are received.

In addition, upon further evaluation of carrier commission receivable balances, we identified several receivable balances that the respective carriers were disputing. Based on correspondence and other information received from the carrier during the three months ended September 30, 2006, although we may continue our collection pursuits, we now believe that based on the nature of the response we should have written off these balances during our third quarter. Accordingly we have reduced activation and services revenue and accounts receivable by $1,551 and will not record revenue on such items in the future until collections are received.

Equipment revenue - We identified a deficiency in our process for recording certain fees due from consumers when they cancel their wireless service contract within specified time periods or the wireless device is not returned to us as is required under the contract with the customer. As a result of this deficiency we reduced equipment revenue and accounts receivable $1,961 during the quarter.

Consumer product rebates and rebates paid to consumers as “goodwill” - We identified an error in accounting for accrued expenses and reserves for consumer product rebates (“accrued consumer liabilities”) totaling $3,950 for the quarter. Of this amount, we determined that our reserve for such liabilities was understated $3,297 from payments made to consumers during the three month period which were outside our customary rebate validation process (“goodwill payments”) which erroneously reduced accrued consumer liabilities when paid rather than expensing such amounts. Accordingly, we increased general and administrative expenses and accrued consumer liabilities for $3,297 during the three months ended September 30, 2006. In addition, we identified that we under-estimated our accrued consumer liability reserve requirements $653 as a result of misestimating the number of periods that continued to be subject to consumer rebate eligibility. Accordingly, we decreased equipment revenue and increased our reserve for accrued consumer liabilities for this amount.

Other - We identified errors that occurred in the recordation of selling and marketing and general and administrative expenses cost of revenue and accounts receivable in the amount of $325 that also have been corrected in the accompanying financial statements.

The impact on our financial statements for these items for the three and nine months ended September 30, 2006 is shown in the table below:

	September 30, 2006 (reported)	September 30, 2006 (adjustments)	September 30, 2006 (restated)
Accounts receivable	$56,545	$(11,182)	$45,363
Total current assets	141,504	(11,182)	130,322
Total assets	215,958	(11,182)	204,776

Accounts payable	58,071	265	58,336
Accrued expenses and other current liabilities	19,438	3,950	23,388
Total current liabilities	89,206	4,215	93,421
Total liabilities	110,017	4,215	114,232

Accumulated deficit	(178,669)	(15,397)	(194,066)
Total stockholders’ equity	105,941	(15,397)	90,544
Total liabilities and stockholders’ equity	215,958	(11,182)	204,776

	For the three months ended			For the nine months ended
	30-Sep (reported)	30-Sep (adjustments)	30-Sep (restated)	30-Sep (reported)	30-Sep (adjustments)	30-Sep (restated)
Revenue:
Activations and services	$85,171	$(4,467)	$80,704	$230,196	$(8,534)	$221,662
Equipment	17,013	(2,614)	14,399	55,161	(2,614)	52,547
Total revenue	102,184	(7,081)	95,103	285,357	(11,148)	274,209
Cost of revenue, exclusive of depreciation and amortization
Equipment	52,770	200	52,970	150,574	827	151,401
Total cost of revenue	53,321	200	53,521	152,450	827	153,277
Sales and marketing, exclusive of depreciation and amortization	29,480	125	29,605	83,610	125	83,735
General and administrative, exclusive of depreciation and amortization	19,685	3,297	22,982	49,824	3,297	53,121
Total operating expenses	53,917	3,422	57,339	147,535	3,422	150,957
Operating loss	(5,054)	(10,703)	(15,757)	(14,628)	(15,397)	(30,025)
Loss from continuing operations	(4,888)	(10,703)	(15,591)	(13,912)	(15,397)	(29,309)
Net loss	(4,816)	(10,703)	(15,519)	(14,011)	(15,397)	(29,408)

Net loss per share:
Net loss from continuing operations	(0.13)	(0.30)	(0.43)	(0.39)	(0.43)	(0.82)
Basic and diluted net loss per share	(0.13)	(0.30)	(0.43)	(0.39)	(0.43)	(0.82)

	For the nine months ended
	30-Sep (reported)	30-Sep (adjustments)	30-Sep (restated)
Cash flows from operating activities:
Net loss	$(14,011)	$(15,397)	$(29,408)
Accounts receivable	(21,594)	11,182	(10,412)
Accounts payable	25,333	265	25,598
Accrued expenses and other liabilities	(9,856)	4,215	(5,641)

(d) Risks and Uncertainties

Our operations are subject to certain risks and uncertainties including, among others, actual and potential competition by entities with greater financial resources, rapid technological changes, the need to retain key personnel and protect intellectual property and the availability of additional capital financing on terms acceptable to us.

Since inception we have incurred net losses attributable to common stockholders of approximately $194,066. To date, management has relied on debt and equity financings to fund our operating deficit. While we currently have $57,537 of cash and cash equivalents on hand as of September 30, 2006, we may require additional financing to fund future operations.

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

During the three and nine months ended September 30, 2006, we incurred and paid $3,297 to consumers outside our customary rebate redemption process to parties that we believed generally had not satisfied all the terms and conditions of the respective rebate redemption program. Such amounts were paid to satisfy customer complaints and are viewed by us as “goodwill payments” and reflected in general and administrative expenses.

In the event a customer terminates their wireless service with the carrier within six months of activation and opts not to return the wireless device to us within the time frames permitted within our return policy, in many instances our sales contracts with the customer permit us to charge the customer an EDP termination fee for each unreturned device. Prior to the three months ended June 30, 2006, pursuant to SAB 104 revenue recognition of such fee was deferred as we did not have adequate historical collection data to reasonably estimate the ultimate collectibility of the receivable. Beginning April 1, 2006, we began to estimate EDP termination fee revenue based on historical experience of customer collection behavior which we have developed over a time period of 24 months which provides the basis on which to accrue a revenue with an appropriate assurance of collectibility pursuant to SAB 104.

(b) Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable. We extend credit to wireless network carriers (“Carriers”) on an unsecured basis in the normal course of business. Three Carriers accounted for 67% and 69% of accounts receivable, net of the deactivation reserve, as of December 31, 2005 and September 30, 2006, respectively.

For the three and nine months ended September 30, 2005 and 2006, revenue from three Carriers exceeded 10% of our total revenue. Revenue as a percentage of total revenue for these Carriers was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Carrier A	32%	37%	29%	35%
Carrier B	13%	19%	16%	17%
Carrier C	17%	15%	21%	16%

Total	62%	71%	66%	68%

(c) Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2005 and September 30, 2006 consisted of:

	As of
	December 31, 2005	September 30, 2006
Accrued consumer liabilities	$18,289	$14,103
Accrued payroll and related expenses	1,452	1,479
Accrued acquisition costs and severance costs	5,063	591
Accrued taxes payable	593	386
Other	6,191	6,829

	$31,588	$23,388

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

	Three Months Ended September 30,		Nine Months Ended September 30,
		(restated)		(restated)
	2005	2006	2005	2006
Net loss from continuing operations	$(4,366)	$(15,591)	$(12,946)	$(29,309)
Net income (loss) from discontinued operations	(587)	72	(653)	(99)

Net loss	$(4,953)	$(15,519)	$(13,599)	$(29,408)

Weighted average shares outstanding
Basic and diluted earnings per share:	35,515,210	36,304,160	34,099,325	35,836,331
Net loss from continuing operations	$(0.12)	$(0.43)	$(0.38)	$(0.82)
Net income (loss) from discontinued operations	(0.02)	0.00	(0.02)	(0.00)

Basic and diluted earnings per share	$(0.14)	$(0.43)	$(0.40)	$(0.82)

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

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, due to the risks listed below and other risks described under Item 1A, “Risk Factors” of our Form 10-Q filed November 9, 2006.

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

Revenues include commissions, bonuses and other payments we receive from wireless carriers, including a satellite television provider, in connection with the activation of customers and features on their networks, as well as payments from customers for wireless services and devices. Our revenue continues to increase as a result of internal growth and acquisitions. As further described below, total revenue and net loss from continuing operations for the three months ended September 30, 2006 were $95.1 million and $15.6 million, respectively, compared to total revenue and net loss from continuing operations of $92.0 million and $4.4 million, respectively, for the three months ended September 30, 2005. Revenue from our top three wireless carriers represented 71% and 62% of our total consolidated revenue for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 total revenue and net loss from continuing operations were $274.2 million and $29.3 million, respectively, compared to total revenue and net loss from continuing operations of $235.3 million and $12.9 million, respectively, for the same period of 2005. Revenue from our top three wireless carriers represented 68% and 66% of our total consolidated revenue for the nine months ended September 30, 2006 and 2005, respectively.

Since we began operations in 1999, we have incurred significant losses and have had negative cash flow from operations. For the nine months ended September 30, 2006, $0.3 million of cash was used in operations. As of September 30, 2006, our accumulated deficit was $194.1 million and our total stockholders’ equity was $90.5 million. In order to achieve profitability in the future, we are depending upon our ability to produce revenue at levels that exceed the costs of that revenue plus operating expenses.

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

Restatement

As described in the Quarterly Report on Forms 10-Q/A for the first and second quarters of 2006 and in this Quarterly Report on Form 10-Q/A we restated our financial statements for each of the quarters ended March 31, June 30, and September 30, 2006. (See Note 1(c) to the Condensed Consolidated Financial Statements.)

Comparison of the Results of Operations for the Three Months Ended September 30, 2006 and 2005

	Three Months Ended September 30,
	2005		2006		Change Between 2005 and 2006
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(amounts in thousands)
	(restated)
Revenue:
Activation and services	$65,405	71%	$80,704	85%	$15,299	23%
Equipment	26,555	29%	14,399	15%	(12,156)	-46%

Total revenue	$91,960	100%	$95,103	100%	$3,143	3%

Cost of revenue
Activation and services	$(564)	-1%	$551	1%	$1,115	-198%
Equipment	54,317	59%	52,970	56%	(1,347)	-2%

Total cost of revenue	$53,753	58%	$53,521	57%	$(232)	0%

Selected operating expenses:
Sales and marketing	$24,274	26%	$29,605	30%	$5,331	22%
General and administrative	15,750	17%	22,982	24%	7,232	46%
Depreciation and amortization	2,460	3%	4,543	5%	2,083	85%
Restructuring	453	0%	209	0%	(244)	-54%

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

	Three Months Ended September 30,
	2005		2006		Change Between 2005 and 2006
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(amounts in thousands)
	(restated)
Activations and services:
Wireless activation	$63,799	69%	$77,659	82%	$13,860	22%
MVNE and data services	1,606	2%	3,045	3%	1,439	90%

	$65,405	71%	$80,704	85%	$15,299	23%

Equipment:
Wireless activation	$26,555	29%	$14,399	15%	$(12,156)	-46%
Total Revenue:
Wireless activation	$90,354	98%	$92,058	97%	$1,704	2%
MVNE and data services	1,606	2%	3,045	3%	1,439	90%

	$91,960	100%	$95,103	100%	$3,143	3%

Activations and Services

Activations and services revenue increased 23% to $80.7 million for the three months ended September 30, 2006 from $65.4 million for the three months ended September 30, 2005. The increase in activations and services revenue of $15.3 million was attributable to an increase in the number of wireless activations that we generated through marketing partners and increased advertising efforts compared to the prior period. Gross carrier commissions for activations subject to chargeback increased 15% to $86.3 million for the three months ended September 30, 2006 from $75.2 million for the three months ended September 30, 2005. Activations and services revenue of MVNE and data services increased $1.4 million to $3.0 million for the three months ended September 30, 2006, primarily as a result of increased MVNE revenue resulting from additional recurring revenue transactions for back-office support. Recurring revenue transactions increased due to a strategic business partnership beginning in April 2006.

Equipment

Revenue from sales of equipment for the three months ended September 30, 2006 decreased 46% to $14.4 million from $26.6 million for the three months ended September 30, 2005. The decrease in equipment revenue of $12.2 million was attributable to lower average sales prices due to an increase in point-of-sale discounts and other incentives provided to customers as compared to the three months ended September 30, 2005.

Total revenue

Total revenue increased 3% to $95.1 million for the three months ended September 30, 2006 from $92.0 million for the three months ended September 30, 2005. Revenue generated from the sale and activation of wireless devices and services accounted for approximately 97% of consolidated revenue for the three months ended September 30, 2006 compared to 98% for the three months ended September 30, 2005. Revenue from our top three wireless carriers represented 71% of consolidated revenue for the three months ended September 30, 2006 compared to 62% for the comparable period of 2005.

Wireless activations and services revenue and equipment sales revenue may vary from period to period based on our promotional efforts, which include subsidizing the costs of devices purchased by our customers. We expect that revenue from the sale and activation of wireless devices and services will continue to increase during 2006 compared to 2005 performance.

COST OF REVENUE

Cost of revenue consists mainly of the cost of wireless devices (equipment) sold to our wireless activations and services customers. Our cost of revenue related to wireless equipment sales increased to $53.0 million for the three months ended September 30, 2006 as a result of a higher volume of devices sold during the period at a lower average cost compared to sales of such devices in the three months ended September 30, 2005. Total cost of revenue decreased to $53.5 million for the three months ended September 30, 2006 compared to $53.8 million for the three months ended September 30, 2005. Cost of revenue from the sale of wireless devices accounted for approximately 99% of consolidated cost of revenue for the three months ended September 30, 2006 and 100% for the three months ended September 30, 2005. As a percentage of total revenue, cost of equipment revenue decreased to 56% of total revenue for the three months ended September 30, 2006 compared to 59% for the three months ended September 30, 2005.

OPERATING EXPENSES

Sales and Marketing

Sales and marketing expenses increased 22% to $29.6 million for the three months ended September 30, 2006 from $24.3 million for the corresponding period of 2005. The increase of $5.3 million mainly comprised a $5.1 million increase from the growth of existing marketing relationships and the addition of new marketing partner relationships since the three months ended September 30, 2005. Our marketing expenses largely comprise payments to on-line advertisers, search engines and third-party marketing partners based on orders or activations. We incurred approximately $25.9 million of third-party marketing expenses in the three months ended September 30, 2006. Such expenses were higher in the three months ended September 30, 2006 than corresponding periods of 2005 due to increased wireless activation competition, and increased rates and volume of advertising, which caused our customer acquisition costs to increase. In addition, advertising placement and search costs also increased. We expect that marketing expenses will continue to represent a significant percentage of our revenue in future periods.

General and Administrative

General and administrative expenses increased 46% to $23.0 million for the three months ended September 30, 2006 from $15.8 million for the corresponding period of 2005. General and administrative expenses increased $7.2 million for the three months ended September 30, 2006 mainly as a result of costs incurred to evaluate, research and settle rebate matters associated with the District of Columbia attorney general’s action payments made to past customers as “goodwill” for a product rebate that was paid outside our customary validation process and would not have otherwise been paid to the recipient, and increases in costs incurred for other professional services partially offset by decreases in bank related processing fees and severance expenses.

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

Restructuring

We implemented a restructuring plan following the acquisition of A1 Wireless, to take advantage of synergies gained through the acquisition and to restructure our operations for efficiency purposes. For the three months ended September 30, 2005, we recognized $0.5 million in restructuring costs which related to workforce reduction and excess facilities. All costs related to this plan were paid out in 2005. For the three months ended September 30, 2006, we incurred $0.2 million of restructuring costs primarily due to additional severance costs and relocation expenses for certain employees related to a plan which commenced in July 2006.

Loss from continuing operations

Loss from continuing operations increased to $15.6 million for the three months ended September 30, 2006 from $4.4 million for the three months ended September 30, 2005 as a result of increased costs for the rebate settlement and related expenses offset by decreasing cost of revenue as a percentage of revenue.

Net Loss

Net loss decreased to $15.5 million for the three months ended September 30, 2006 from $5.0 million for the three months ended September 30, 2005.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended September 30,
	2005		2006		Change Between 2005 and 2006
	Amount	% of Revenue	Restated Amount	% of Revenue	Amount	%
	(amounts in thousands)
Revenue:
Activation and services	$170,608	72%	$221,662	81%	$51,054	30%
Equipment	64,729	28%	52,547	19%	(12,182)	-19%

Total revenue	$235,337	100%	$274,209	100%	$38,872	17%

Cost of revenue:
Activation and services	$895	1%	$1,876	1%	$981	110%
Equipment	134,895	57%	151,401	54%	16,506	12%

Total cost of revenue	$135,790	58%	$153,277	55%	$17,487	13%

Selected operating expenses:
Sales and marketing	$61,599	26%	$83,735	31%	$22,136	36%
General and administrative	44,327	19%	53,121	19%	8,794	20%
Depreciation and amortization	6,379	3%	11,986	4%	5,607	88%
Restructuring	848	0%	2,115	1%	1,267	149%

REVENUE

	Nine Months Ended September 30,
	2005		2006		Change Between 2005 and 2006
	Amount	% of Revenue	Restated Amount	% of Revenue	Amount	%
	(amounts in thousands)
Activations and services:
Wireless activation	$164,552	70%	$211,039	77%	$46,487	28%
MVNE and data services	6,056	3%	10,623	4%	4,567	75%

	170,608	73%	221,662	81%	51,054	30%
Equipment:
Wireless activation	$64,729	28%	$52,547	19%	$(12,182)	-19%
Total Revenue:
Wireless activation	$229,281	97%	$263,586	96%	$34,305	15%
MVNE and data services	6,056	3%	10,623	4%	4,567	75%

	$235,337	100%	$274,209	100%	$38,872	17%

Activations and Services

Activations and services revenue increased 30% to $221.7 million for the nine months ended September 30, 2006 from $170.6 million for the nine months ended September 30, 2005. The increase in activations and services revenue of $51.1 million was attributable to an increase in the number of wireless activations that we generated through marketing partners and increased advertising efforts compared to prior year periods. Gross carrier commissions for activations subject to chargeback increased 22% to $238.1 million for the nine months ended September 30, 2006 from $195.3 million for the nine months ended

September 30, 2005. Activations and services revenue of MVNE and data services increased $4.6 million to $10.6 million for the nine months ended September 30, 2006. The increase in revenue was primarily the result of project development work completed and accepted by a customer in early June 2006.

Equipment

Revenue from sales of equipment for the nine months ended September 30, 2006 was $52.5 million compared to $64.7 million for the nine months ended September 30, 2005. The decrease in equipment revenue of $12.2 million was attributable to lower average sales prices due to an increase in point-of-sale discounts and other incentives provided to customers as compared to the nine months ended September 30, 2005.

Total revenue

Total revenue increased 17% to $274.2 million for the nine months ended September 30, 2006 from $235.3 million for the nine months ended September 30, 2005. Revenue generated from the sale and activation of wireless devices and services accounted for approximately 96% of consolidated revenue for the nine months ended September 30, 2006 compared to 97% for the nine months ended September 30, 2005. Revenue from our top three wireless carriers represented 68% of consolidated revenue for the nine months ended September 30, 2006 compared to 66% for the comparable period of 2005.

COST OF REVENUE

Our cost of revenue related to wireless equipment sales increased to $151.4 million for the nine months ended September 30, 2006 as a result of a higher volume of devices sold during the period compared to sales of such devices for the nine months ended September 30, 2005. Total cost of revenue increased 13% to $153.3 million for the nine months ended September 30, 2006 as compared to $135.8 million for the nine months ended September 30, 2005. Cost of revenue from the sale of wireless devices accounted for approximately 99% of consolidated cost of revenue for the nine months ended September 30, 2006 and for the nine months ended September 2005. As a percentage of total revenue, cost of equipment revenue decreased to 55% of revenue for the nine months ended September 30, 2006 compared to 57% for the nine months ended September 30, 2005.

OPERATING EXPENSES

Sales and Marketing

Sales and marketing expenses increased 36% to $83.7 million for the nine months ended September 30, 2006 from $61.6 million for the corresponding periods of 2005. The increase mainly comprised a $22.0 million increase from the growth of existing marketing relationships and adding new marketing partner relationships since the nine months ended September 30, 2005. Our marketing expenses largely comprise payments to on-line advertisers, search engines and third-party marketing partners based on orders or activations. We incurred approximately $73.7 million of third-party marketing expenses in the nine months ended September 30, 2006. Such expenses were higher than the corresponding period of 2005 due to increased wireless activation competition, and increased rates and volume of advertising, which caused our customer acquisition costs to increase. In addition, advertising placement and search costs also increased.

General and Administrative

General and administrative expenses increased 20% to $53.1 million for the nine months ended September 30, 2006 from $44.3 million for the corresponding period of 2005. The expense increase of $8.8 million was mainly composed of the following: $3.5 million related to increased payroll expenses from a larger workforce; $6.6 million related to legal, consulting, rebate processing and other expenses including but not limited to costs incurred related to the District of Columbia attorney general’s action and increased temporary help; $3.3 million of payments made to past customers as “goodwill” for a product rebate that was paid outside our customary validation process and would not have otherwise been paid to the recipient; $0.7 million due to a settlement with A1 Wireless; and $0.3 million related to increased facilities costs and telecommunication related expenses. Offsetting these increases were decreases in stock-based compensation and severance expenses of $5.6 million for the period. For the nine months ended September 30, 2005, stock-based compensation included $6.7 million related to the modification of option grant and awards of two employees that were terminated. Absent this, stock-based compensation expense would have increased approximately $1.1 million as a result of compensation expense from options and stock awards granted after the third quarter of 2005 and the impact of the adoption of SFAS No. 123(R).

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

Depreciation and Amortization

Depreciation and amortization expenses increased 88% to $12.0 million for the nine months ended September 30, 2006 from $6.4 million for the nine months ended September 30, 2005. The increase was primarily due to the costs associated with developing new functionality related to our websites, product offerings and amortization expense related to VMC and FC acquisitions on April 26, 2005 and May 26, 2005, and normal fixed asset depreciation on an increased amount of capital expenditures as compared to the corresponding period of 2005. In addition, 2005 expenses were reduced by a $0.7 million adjustment to correct a computational error in the fixed asset subledger that caused depreciation expense to be overstated.

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

Loss from continuing operations

Loss from continuing operations increased to $29.3 million for the nine months ended September 30, 2006 from $12.9 million for the corresponding period in 2005. Although we experienced significant revenue growth, cost of revenue and operating expenses both increased as described above in order to support the revenue growth we experienced along with increases in costs for the rebate settlement and related expenses.

Net Loss

Net loss increased to $29.4 million for the nine months ended September 30, 2006 from $13.6 million for the same period of 2005.

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
		restated
	(amounts in thousands)
Net cash used in operating activities	$(15,581)	$(332)
Net cash used in investing activities	(24,952)	(18,196)
Net cash provided by financing activities	21,073	5,282

Change in cash and cash equivalents	$(19,460)	$(13,246)

Net cash used in operating activities was $0.3 million for the nine months ended September 30, 2006 compared to net cash used in operating activities of $15.6 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, net loss after adjustments for items to reconcile net loss to net cash provided by operating activities was approximately $7.0 million. Such items include depreciation and amortization, non-cash interest expense and stock-based compensation.

Changes in operating assets and liabilities from December 31, 2005 increased net cash used in operating activities by approximately $6.7 million. Changes in working capital balances included a decrease of current assets of approximately $7.7 million, excluding cash and cash equivalents, short-term investments and cash collected from notes receivable related to discontinued operations. The increase in these current assets was primarily the result of increased accounts receivable balances from December 31, 2005. The accounts receivable increase at September 30, 2006 was primarily the result of higher commission balances owed to us by the carriers as a result of increased revenue and the timing of collections at the end of the month of September.

Current liabilities, excluding debt and capital lease balances and acquisition earn-out obligations accrued during the period increased $16.5 million from December 31, 2005. The increase was mainly the result of an increase in accounts payable offset by decreases in accrued liabilities and deferred revenue. The increase in accounts payable and line of credit balances at September 30, 2006 was the result of the timing of cash collections at the end of the month of September, as explained above, which slowed our payments to certain of our vendors; and higher inventory levels for which payment was not yet due and borrowings undertaken in the period specifically used to paydown accounts payable balances. Accrued expenses decreased as a result of reductions in accrued consumer liabilities and cash amounts paid to fund the VMC earnout payment made in May 2006. Deferred revenue decreased as a result of MVNE contract deliveries for which we were able to recognize revenue and an improvement in our deactivation rates.

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

In the event a customer terminates their wireless service with the carrier within six months of activation and opts not to return the wireless device to us within the time frames permitted within our return policy, in many instances our sales contracts with the customer permit us to charge the customer an EDP termination fee for each unreturned device. Prior to the three months ended June 30, 2006, pursuant to SAB 104 revenue recognition of such fee was deferred until such fee was collected from the customer. Beginning April 1, 2006, we began to estimate EDP termination fee revenue based on historical experience of customer collection behavior which we have developed over a time period of 24 months which provide the basis on which to accrue a receivable with a degree of certainly pursuant to SAB 104.

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

Cost of Revenue

Under certain conditions, consumers’ purchasing wireless devices from us may be eligible for a product rebate depending on the wireless device purchased, service contract activated and the consumer maintaining their service with the wireless carrier for a period of up to six months. We estimate and record an accrued consumer liability and cost of revenue for such rebate at the time of sale based on the terms of the rebate and our rebate redemption experience over the most recent 18 months following the lapse of the contractual rebate redemption period. Our rebate redemptions are generally processed by a third party vendor that validates the consumer’s rebate redemption materials to ensure that the redemption request satisfies all terms and conditions of the rebate program to be eligible for payment. Only consumers that satisfy the redemption requirements of the rebate program receive the rebate amount.

During the three and nine months ended September 30, 2006, we incurred and paid $3.3 million to consumers outside our customary rebate redemption process to parties that we believed generally had not satisfied all the terms and conditions of the respective rebate redemption program. Such amounts were paid to satisfy customer complaints and are viewed by us as “goodwill payments” and reflected in general and administrative expenses.

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

Disclosure Controls and Procedures

Management had previously concluded that our disclosure controls and procedures were effective as of September 30, 2006. However, in connection with the restatement of our March 31, 2006, June 30, 2006 and September 30, 2006 interim financial statements as fully described in Note 1 of this Form 10-Q/A, management determined that the material weaknesses described below existed as of September 30, 2006. Accordingly, our Chief Executive Officer and Chief Accounting Officer have now concluded that disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of September 30, 2006 to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified within the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood, that a material misstatement of the annual or interim quarterly financial statements will not be prevented or detected. Management identified material weaknesses in our internal controls including the following:

•

We did not maintain sufficient staffing of operational and financial resources. We did not maintain an appropriate level of staffing in operational and financial resources sufficient to provide the level of controls and analysis required on a timely basis in light of the increasing complexity and growth of our business. This resulted in certain accounting processes and controls not being performed on a timely basis and the inability to maintain an adequate control environment, resulting in numerous material adjusting entries being made after year end. This material weakness contributed to errors such as those relating to proper revenue recognition and accounts receivable, proper accrual of rebates and other liabilities and adjustments to properly account for certain amounts due from our vendors described below.

•

We did not always effectively communicate information to our finance department. Specifically, we failed to maintain effective communication channels to adequately identify and record certain transactions during 2006. The failure to provide this communication contributed to errors relating to accounting and reporting of expenses and liabilities. This material weakness caused or contributed to, adjustments necessary to appropriately record amounts due to marketing partners, accounts receivable allowances and reserves for deactivations.

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

We recorded additional allowances for doubtful accounts receivable during our restatement process. The proper accounting for the allowance for doubtful accounts requires that estimates must be made on the future collectibility of receivables. Specifically after analysis we concluded that reserves were required for doubtful collections on disputed accounts receivable, an additional reserve was necessary to provide for disputed accounts receivable arising from the most recent month of carrier commissions arising from December 2006 activations. In addition, our estimation process failed to take into account all information from ongoing collection processes in order to properly state our reserves. An addition to our reserves at was necessary as a result of this material weakness.

•

We did not maintain effective controls over the determination and accuracy of equipment revenue and related accounts receivable. We did not utilize an appropriate methodology during the year in recording certain fees due from consumers when contracts are cancelled within specified time periods or the wireless device is not returned to us. Specifically, related accounts receivable were overstated to the extent that we used collection percentages which anticipated improvements in excess of past experience. As a result of this material weakness, an adjustment was necessary to properly record revenue and related receivables from these fees.

•

We did not maintain effective controls over the accuracy and completeness of consumer product rebate liabilities. Specifically we did not utilize an appropriate methodology during the year in recording rebates payable to eligible consumers. We understated the consumer product rebate liability by not considering the appropriate amount of open periods eligible for rebates and the backlog of possible eligible rebates that had been delivered to outsourced payment service providers. As a result of this material weakness, an adjustment was necessary to properly record product rebate expenses and related payables.

•

We did not maintain effective controls over the accuracy and completeness of costs of goods sold and amounts due from vendors. Specifically, we did not maintain adequate documentation to support the proper accounting for inventory movements related to support phone shipments for refitting and refurbishment. We overstated inventory or receivables in-kind by not maintaining adequate documentation of these phones provided to outside services providers. As a result of this material weakness, an adjustment was necessary to properly record costs of goods sold and amounts due from vendors.

These material weaknesses resulted in adjustments to our revenue and accounts receivable and certain other financial statement line items as referred to above and resulted in the restatement of previously issued consolidated financial statements for the three and nine-month period ended September 30, 2006.

Changes in Internal Control over Financial Reporting

With the exception of the items described above, there have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting for this current period.

PART II

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1(1)	Cingular Wireless Non-Exclusive Dealer Agreement and Cingular Wireless Internet Dealer and master Dealer Addendum (the “Agreements”) with Cingular Wireless II, LLC (“Cingular”), effective October 1, 2006

10.2(2)	Seventh Amendment to Third Amended and Restated Loan and Security Agreement entered into as of September 28, 2006 by and between Comerica Bank, InPhonic, Inc., SimIpc Acquisition Corp., Star Number, Inc., Mobile Technology Services, LLC and CAIS Acquisition II, LLC.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(1)	Confidential treatment requested as to certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission. Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2006.
(2)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on October 4, 2006.

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