Form 10-K/A
period 2006-12-31
INPHONIC INC
filed 2007-06-05
CIK 1133324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Annual Report on Form 10-K/A (Amendment No. 1) (this “Amendment”) is being filed by InPhonic, Inc. (“InPhonic”) to amend InPhonic’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Original Filing”). The audited financial statements and schedules are being refiled solely to include the conformed signatures of KPMG LLP and are otherwise unchanged from the audited financial statements and schedules included in the Original Filing. Part IV, Item 15 is being amended to file Exhibit 23.2. This Amendment does not otherwise update or amend any exhibits to or disclosure set forth in the Original Filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(3)	Exhibits

Exhibit No.	Description

2.1(c)(d)	Asset Purchase Agreement dated as of December 17, 2004, between A1 Wireless USA, Inc. and CAIS Acquisition LLC

2.2(d)	First Amendment to the Asset Purchase Agreement dated as of December 17, 2004, between A1 Wireless USA, Inc., CAIS Acquisition LLC and InPhonic, Inc.

2.3(c)(e)	Asset Purchase Agreement dated as of April 26, 2005, between VMC Satellite, Inc., InPhonic, Inc. and CAIS Acquisition II, LLC

2.4(f)(g)	First Amendment to the Asset Purchase Agreement dated as of September 1, 2005, by and among CAIS Acquisition II, LLC, InPhonic, Inc., RR Holding, Inc. (formerly known as VMC Satellite, Inc.) and Rick Rahim

3.1(a)	Eleventh Amended and Restated Certificate of Incorporation of InPhonic, Inc.

3.2(a)	Third Amended and Restated Bylaws of InPhonic, Inc.

Exhibit No.	Description
4.1(a)	Specimen stock certificate for shares of common stock of InPhonic, Inc.

10.1(a)	Seventh Amended and Restated Investor Rights Agreement dated as of June 12, 2003 by and among InPhonic, Inc. and the Purchasers listed therein

10.2(s)	Credit Agreement dated as of November 7, 2006 among InPhonic, Inc., The lenders from time to time, Goldman Sachs Credit Partners L.P., and Citicorp North America Inc, as Administrative Agent.

10.3(s)

Amendment No. 1 dated February 6, 2007 to Credit Agreement dated as of November 7, 2006 among InPhonic, Inc., the lenders from time to time, Goldman Sachs Credit Partners, L.P. and Citicorp North America Inc., as Administrative Agent.

10.4(c)(s)

Amendment No. 2 to Credit Agreement dated as of March 30, 2007, to the Credit Agreement dated as of November 7, 2006 among InPhonic, Inc. the lenders from time to the and Citicorp North America, Inc. as Administrative Agent.

10.5(s)	Amendment No. 3 to Credit Agreement dated as of April 9, 2007, to the Credit Agreement dated as of November 7, 2006, as amended, among InPhonic, Inc. the lenders from time to the and Citicorp North America, Inc. as Administrative Agent.

10.6(s)	Amendment No. 4 to Credit Agreement dated as of April 23, 2007, to the Credit Agreement dated as of November 7, 2006, as amended, among InPhonic, Inc. the lenders from time to the and Citicorp North America, Inc. as Administrative Agent.

10.7(s)	Amendment No. 5 to Credit Agreement dated as of May 1, 2007, to the Credit Agreement dated as of November 7, 2006, as amended, among InPhonic, Inc. the lenders from time to the and Citicorp North America, Inc. as Administrative Agent.

10.8(s)	Warrant Agreement dated as of November 7, 2006 by and between InPhonic, Inc., Goldman, Sachs & Co., Citicorp North America, Inc. and AP InPhonic Holdings, LLC

10.9(a)	Form of Assignment of Invention, Nondisclosure and Noncompetition Agreement

10.10(a)	Employment Agreement dated as of February 4, 2000 by and between InPhonic, Inc. and David A. Steinberg, as amended by Amendment No. 1 dated March 1, 2004 and Amendment No. 2 dated May 14, 2004

10.11(k)	Employment Agreement between InPhonic, Inc. and Lawrence S. Winkler, entered into on July 25, 2005 and effective as of January 19, 2004

10.12(n)	Employment Agreement between InPhonic, Inc. and Andrew B. Zeinfeld, entered into on December 20, 2006

10.13(n)	Employment Agreement between InPhonic, Inc. and Brian J. Curran, entered into on December 20, 2006

10.14(a)	Employment Agreement effective April 2, 2002, by and between InPhonic, Inc. and Frank C. Bennett, III

10.15(a)	Lease dated as of February 26, 2001 by and between Rouse Commercial Properties, LLC, Rouse Office Management, LLC and InPhonic, Inc., as amended by First Amendment to Lease, dated May 29, 2002

10.16(l)	Second Amendment to Lease dated September 23, 2004 by and between Inglewood Business Park III, LLC and Inglewood Business Park IV, LLC (assignees of Rouse Commercial Properties, LLC), by MTM Builder/Developer, Inc. and InPhonic, Inc., as amended by Third Amendment to Lease made and entered into as of July 19, 2005

10.17(a)	Lease Agreement dated April 29, 2003 by and between Waterfront Center Limited Partnership and InPhonic, Inc., as amended by Addendum No. 1, dated September 9, 2003 and Addendum No. 2, dated May 14, 2004

Exhibit No.	Description
10.18(l)	Deed of Lease by and between Parkridge Phase Two Associates Limited Partnership and InPhonic, Inc. dated July 27, 2005

10.19(m)	First Amendment to Lease by and between Parkridge Phase Two Associates Limited Partnership and InPhonic, Inc. dated November 8, 2005

10.20(h)	Sublease dated November 17, 2004, by and between CareerBuilder, LLC and InPhonic, Inc.

10.21(a)(b)	Premier I-Dealer Agreement dated March 1, 2001 by and between T-Mobile USA, Inc., and its subsidiaries and affiliates and InPhonic, Inc. and its affiliates and related entities, as amended

10.22(o)(r)	Cingular Wireless Non-Exclusive Dealer Agreement and Cingular Wireless Internet Dealer and Master Dealer Addendum (“the Agreements”) with Cingular Wireless II, LLC (“Cingular”), effective October 1, 2006

10.23(c)(j)	Asset Purchase Agreement dated as of May 26, 2005, between FONcentral.com, Inc. and FON Acquisition, LLC

10.24(a)	1999 Amended and Restated Stock Incentive Plan

10.25(h)	2004 Equity Incentive Plan

10.26(k)	Form of Stock Option Agreement for options granted under the 2004 Equity Incentive Plan

10.27(k)	Form of Restricted Stock Agreement for awards granted under the 2004 Equity Incentive Plan

10.28(q)	Outside Director Compensation Summary

10.29(p)	First Amendment to Employment Agreement effective March 16, 2006 by and between InPhonic, Inc. and Lawrence S. Winkler

10.30(s)	Employment Agreement effective May 1, 2004 by and between InPhonic, Inc. and Michael Walden.

16.1(n)	Letter from KPMG LLP to the Securities and Exchange Commission dated September 20, 2005

21.1(s)	Subsidiaries of InPhonic, Inc.

23.1(s)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial and Accounting Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial and Accounting Officer.

(a)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-116420).
(b)	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 under the Securities Act of 1933, as amended which portions are omitted and filed separately with the Securities and Exchange Commission.
(c)	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.
(d)	Incorporated by reference to our Current Report on Form 8-K filed on January 10, 2005.
(e)	Incorporated by reference to our Current Report on Form 8-K/A filed on December 22, 2006.
(f)	Appendix 1 to this First Amendment to Asset Purchase Agreement has been omitted in reliance upon the rules of the Securities and Exchange Commission. A copy will be delivered to the Securities and Exchange Commission upon request.

(g)	Incorporated by reference to our Current Report on Form 8-K/A filed on December 22, 2006.
(h)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.
(i)	Incorporated by reference to our Quarterly Report on Form 10-Q for the three months ended March 31, 2005.
(j)	Incorporated by reference to our Current Report on Form 8-K filed on June 3, 2005.
(k)	Incorporated by reference to our Current Report on Form 8-K filed on July 29, 2005.
(l)	Incorporated by reference to our Quarterly Report on Form 10-Q for the three months ended June 30, 2005.
(m)	Incorporated by reference to our Quarterly Report on Form 10-Q for the three months ended September 30, 2005.
(n)	Incorporated by reference to our Current Report on Form 8-K filed on December 22, 2006
(o)	Incorporated by reference to our Quarterly Report on Form 10-Q for the three months ended September 30, 2006
(p)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005.
(q)	Incorporated by reference to our Current Report on Form 8-K filed on March 24, 2006.
(r)	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1939, as amended which portions are omitted and filed separately with the Securities and Exchange Commission.
(s)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INPHONIC, INC.

By:	/S/ DAVID A. STEINBERG
David A. Steinberg Chairman of the Board and Chief Executive Officer

Dated: June 4, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

Signature	Title	Date

/s/ DAVID A. STEINBERG David A. Steinberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	June 4, 2007

/s/ GEORGE Z. MORATIS George Z. Moratis	Principal Financial and Accounting Officer	June 4, 2007

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

/s/ KPMG LLP

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

/s/ KPMG LLP

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