Form 10-Q
period 2007-03-31
INPHONIC INC
filed 2007-06-20
CIK 1133324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

The registrant had 36,915,903 shares of common stock outstanding as of May 31, 2007.

INPHONIC, INC.

INDEX

FORM 10-Q

PART I

ITEM 1.	FINANCIAL STATEMENTS

INPHONIC, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share and share amounts)

	December 31, 2006	March 31, 2007

		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$89,972	$53,422
Accounts receivable, net of allowance for doubtful accounts of $9,749 and $10,534, respectively	63,820	55,783
Inventory, net	23,164	29,477
Prepaid expenses	6,507	5,715
Deferred costs and other current assets	3,122	3,618
Current assets of discontinued operations	391	137

Total current assets	186,976	148,152

Restricted cash and cash equivalents	38	38
Property and equipment, net	22,746	25,038
Goodwill	38,223	38,223
Intangible assets, net	8,092	7,178
Deposits and other assets	8,330	10,768

Total assets	$264,405	$229,397

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$85,975	$82,592
Accrued expenses and other liabilities	22,521	19,006
Current portion of deferred revenue	16,604	15,736
Current maturities of capital leases	301	279
Current liabilities of discontinued operations	1,103	1,095

Total current liabilities	126,504	118,708

Long-term debt and capital lease obligations, net of current maturities	63,826	64,584
Deferred revenue, net of current portion	478	402

Total liabilities	190,808	183,694

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.01 par value
Authorized 200,000,000 shares at December 31, 2006 and March 31, 2007; issued and outstanding 37,138,480 and 37,322,831 shares at December 31, 2006 and March 31, 2007, respectively	371	373
Additional paid-in capital	301,611	301,530
Accumulated deficit	(228,385)	(256,200)

Total stockholders’ equity	73,597	45,703

Total liabilities and stockholders’ equity	$264,405	$229,397

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share and share amounts)

	Three Months Ended March 31,
	2006	2007
Revenue:
Activations and services	$66,742	$84,761
Equipment	20,236	16,644

Total revenue	86,978	101,405

Cost of revenue, exclusive of depreciation and amortization:
Activations and services	260	763
Equipment	47,921	65,662

Total cost of revenue	48,181	66,425

Operating expenses:
Sales and marketing, exclusive of depreciation and amortization	26,722	31,445
General and administrative, exclusive of depreciation and amortization	13,231	23,876
Depreciation and amortization	3,483	5,390

Total operating expenses	43,436	60,711

Operating loss	(4,639)	(25,731)

Other income (expense):
Interest income	627	677
Interest expense	(336)	(2,664)

Total other income (expense)	291	(1,987)

Loss from continuing operations	(4,348)	(27,718)

Discontinued operations:
Income (loss) from discontinued operations	35	(97)

Net loss	$(4,313)	$(27,815)

Basic and diluted net loss per share:

Net loss from continuing operations	$(0.12)	$(0.72)
Net income (loss) from discontinued operations	0.00	(0.00)

Basic and diluted net loss per share	$(0.12)	$(0.72)

Basic and diluted weighted average shares outstanding	35,348,335	38,711,483

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2006	37,138,480	$371	$301,611	$(228,385)	$73,597
Stock-based compensation expense	—	—	3,296	—	3,296
Repurchase and retirement of common stock	(557,074)	(6)	(6,319)	—	(6,325)
Exercise of common stock options,					—
restricted stock awards and other	741,425	8	2,942	—	2,950
Net loss	—	—	—	(27,815)	(27,815)

Balance, March 31, 2007	37,322,831	$373	$301,530	$(256,200)	$45,703

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2006	2007
Cash flows from operating activities:
Net loss	$(4,313)	$(27,815)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,483	5,390
Increase(decrease) in allowance for doubtful accounts	347	785
Non-cash interest expense, sales and marketing expense and other	16	1,108
Stock-based compensation, including related payroll taxes	2,882	3,111
Changes in operating assets and liabilities

Accounts receivable	(1,037)	7,506
Inventory	(5,386)	(6,313)
Prepaid expenses	(1,012)	792
Deferred costs and other assets	4,006	(496)
Deposits and other assets	(109)	(2,676)
Accounts payable	8,432	(3,383)
Accrued expenses and other liabilities	(5,878)	(3,477)
Deferred revenue	(206)	(944)

Net cash provided by (used in) operating activities	1,225	(26,412)

Cash flows from investing activities:
Capitalized expenditures, including internal capitalized labor	(4,199)	(6,629)
Purchase of short-term investments	(5,000)	—
Proceeds from the sale of assets of discontinued operations	794	—
Reduction in restricted cash and cash equivalents	400	—
Other	—	(50)

Net cash used in investing activities	(8,005)	(6,679)

Cash flows from financing activities:
Principal repayments on capital leases	(81)	(84)
Cash paid for repurchase of common stock	(502)	(6,325)
Proceeds from exercise of options, warrants and other	434	2,950

Net cash used in financing activities	(149)	(3,459)

Net decrease in cash and cash equivalents	(6,929)	(36,550)
Cash and cash equivalents, beginning of the period	70,783	89,972

Cash and cash equivalents, end of the period	$63,854	$53,422

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	$260	$956
Supplemental disclosure of non-cash activities:
Issuance of common stock in business acquisitions	2,985	—
Stock-based compensation capitalized as internal labor	149	139

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

(1)	The Company and Basis of Presentation

(a)	Preparation of Interim Financial Statements

We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the U.S Securities and Exchange Commission (the “SEC”) for interim financial reporting. The financial information included herein, other than the consolidated balance sheet as of December 31, 2006, has been prepared without audit. The consolidated balance sheet at December 31, 2006 has been derived from, but does not include all the disclosures contained in the audited financial statements for the year ended December 31, 2006. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In the opinion of management, these unaudited statements include all the adjustments and accruals necessary for a fair presentation of the results of the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year. Certain prior year amounts have been reclassified to conform to the current period presentation.

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

Since inception we have incurred net losses attributable to common stockholders of approximately $256,200. To date, management has relied on debt and equity financings to fund our operating deficit. While we had $53,422 of cash and cash equivalents on hand as of March 31, 2007, we may require additional financing to fund future operations.

(d)	Discontinued Operations

On December 31, 2005, we completed the sale of substantially all of the operating assets of our mobile virtual network operator (“MVNO”) Liberty Wireless (“Liberty”) to Teleplus Wireless Corp, a subsidiary of Teleplus Enterprises, Inc. The Liberty sale has enabled us to streamline and focus our resources on our other operations including the growth of our MVNE. The sale of Liberty was recorded as a discontinued operation in the financial statements pursuant to SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

(2)	Summary of Significant Accounting Policies

(a)	Revenue Recognition

Activations and Services Revenue

We recognize revenue from the sale of wireless services and the provisioning of MVNE and data services.

Wireless Services: We generate revenue from wireless carriers, including a satellite television carrier, who pay commissions and volume and performance-based bonuses, for activating wireless services and features on their networks. We recognize commissions from wireless carriers upon shipment of activated devices to the customer. In addition to activation commissions, certain carriers pay us a monthly residual fee either for as long as a customer who we activate for that carrier continues to be its subscriber, or for a fixed period of time depending on the carrier. Within our Satellite Television business unit, we receive satellite activation certificates evidencing activation rights in advance of their resale to customers. Revenue from satellite television customers includes commissions earned at the time of the satellite service activation, net of an estimate for deactivations, as we are acting as an agent in the transaction. Revenue is reduced for estimated deactivations of the carrier’s wireless services by customers prior to the expiration of a time period that ranges 90 to 180 days from the date of activation, depending on the wireless carrier. We estimate deactivations based on historical experience, which we developed based on our experience with carriers, customer behavior and sources of customers, among other factors, allowing us to accrue estimates with what we believe is a high degree of certainty. If we determine that we cannot accurately predict future deactivation experience, we may be required to defer 100% of our deactable carrier commissions revenue until the expiration of the appropriate chargeback period. Our reserves for deactivations are included in accounts receivable and deferred revenue on the accompanying balance sheets. Accounts receivable at December 31, 2006 and March 31, 2007 included the reserve for deactivations of $7,450 and $8,111, respectively. Deferred revenue at December 31, 2006 and March 31, 2007 included the reserve for deactivations of $14,735 and $13,499, respectively.

In addition to receiving commissions for each wireless subscriber activated, we earn performance bonuses from the wireless carriers based on negotiated performance targets. The most significant bonuses we earn are the quarterly volume bonuses, which we collect from wireless carriers on a monthly basis, based on current month activations. We record these bonuses as deferred revenue at the time of billing until we achieve the quarterly targets. We also earn other quarterly bonuses from certain carriers for maintaining low customer churn and signing up wireless customers for certain additional monthly “features” such as data service or text messaging. Wireless carriers also periodically offer bonuses for achieving monthly volume and other performance targets. We recognize these monthly bonuses as earned in accordance with the provisions of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”). Revenue is recognized only when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. Amounts collected in cash prior to meeting the above criteria are recorded as deferred revenue. As of December 31, 2006 and March 31, 2007, our estimated reserve for deactivations of feature activations was $629 and $1,111, respectively.

In the ordinary course of recording and collecting commissions from our wireless carrier partners, we engage in a matching and reconciling process between source information for customer wireless carrier activations generated and maintained in our back-office sales information systems and each carrier’s billing system. Although the substantial majority of our sales information matches to that of the carriers, matching differences do arise. Examples of such differences include (i) instances in which an activation per our records does not correlate to a commission fee payment schedule submitted by the carrier; (ii) commission fee payment collected from the carrier that is different than the expected payment per our sales records; and (iii) a deactivation identified on a carrier statement that does not match the carrier’s original commission fee payment for such activation.

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

MVNE Services:

We offer marketers the ability to sell wireless services to their customers under their own brands using our e-commerce platform and operational infrastructure through MVNE contracts. We receive fees for development of the network platform, as well as for operational support services. We defer the fees attributable to the production of the network platform and recognize these fees and costs over the expected life of the agreement (typically 12 to 48 months). Fees received for custom functional enhancements to the network platform and for operational services are deferred until all revenue criteria have been satisfied. Deferred revenue from MVNE contracts as of December 31, 2006 and March 31, 2007 included $1,195 and $728, respectively.

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

In the event a customer terminates their wireless service with the carrier within six months of activation or opts not to return the wireless device to us within the time frames permitted within our return policy, in many instances our sales contracts with the customer permit us to charge the customer an EDP termination fee. Prior to the three months ended June 30, 2006, revenue recognition of such fee was deferred until such fee was collected from the customer pursuant to SAB 104 as we did not have adequate historical collection data to reasonably estimate the ultimate collectibility of the receivable. Beginning April 1, 2006, we began to estimate EDP termination fee revenue based on historical experience of customer collection behavior which we have developed over a time period of 24 months which provides the basis on which to accrue revenue with an appropriate assurance of collectibility pursuant to SAB 104. As of March 31, 2006, $293 of such revenue was deferred, which would have been accrued for in the event that we had adequate customer collection history, less an estimated reserve for uncollectible amounts. As of December 31, 2006 and March 31, 2007, accounts receivable for such EDP termination fees approximated $1,686 and $1,020, respectively.

(b)	Allowance for Doubtful Accounts

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

(c)	Cost of Revenue

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

(e)	Long-Lived Assets

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

We account for the costs relating to the development of our e-commerce platform for internal use based on AICPA Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and the Emerging Issues Task Force (“EITF”) No. 00-02, Accounting for Web Site Development Costs. Website development costs consist of internal and external costs incurred to purchase and implement the web software and enhancements to the functionality of the web software used in our business.

In accordance with SFAS No. 144, we are required to evaluate the carrying value of long-lived assets and certain intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At December 31, 2006 and March 31, 2007, we did not believe any such conditions existed. Had these conditions existed, we would have assessed the recoverability of the carrying value of our long-lived assets and amortizable intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

the recoverability of these assets, we would have projected estimated cash flows based on various operating assumptions such as average revenue per activation, deactivation rates, and sales and workforce productivity ratios. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, we would have been required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized and are evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment may have occurred. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we have selected the fourth quarter to perform the annual impairment test. SFAS No. 142 requires us to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. The fair value for goodwill and other intangible assets not subject to amortization is determined based on discounted cash flows, market multiples or other measures, as appropriate. Based on our assessment for the year ended December 31, 2006, no impairments of goodwill or other intangible assets were noted. There were no other indications of impairment existing at March 31, 2007.

Intangible assets with determinable useful lives, which primarily consist of software and technology, customer contracts, affiliate relationships, a supplier relationship and a non-compete agreement, were recorded at fair value at the date of acquisition and amortized over the following economic lives:

Estimated economic life (in years)
Software and technology	1.5 to 5
Customer contracts	1.5 to 3
Affiliate relationships	5
Non-compete agreement	2 to 5
Supplier relationship	10
Other	1.5 to 5

Intangible assets not subject to amortization include trade names.

(f)	Financial Instruments

Fair Value of Financial Instruments

Our financial instruments, as defined under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, include our cash, accounts receivable, accounts payable and borrowings under our term loan. The fair value of cash, accounts receivable, and accounts payable were equal to their respective carrying values at December 31, 2006 and March 31, 2007. Historically, we have not experienced any losses due to such concentration of credit risk.

As of March 31, 2007, the carrying value of the term loan was $64,373 and the fair value of the debt approximated $75,000. The carrying value of the debt was recorded at a discount primarily as the result of a portion of the proceeds allocated to the fair value of detachable warrants issued with the debt. See Note 5 for further discussion.

Concentration Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable and accounts payable. We extend credit to wireless network carriers (“carriers”) on an unsecured basis in the normal course of business. Four carriers accounted for 74% and 83% of accounts receivable, net of the deactivation reserve, as of December 31, 2006 and March 31, 2007, respectively.

For the three months ended March 31, 2006 revenue from three carriers exceeded 10% of our total revenue. For the three months ended March 31, 2007, revenue from four carriers exceeded 10% of our total revenue. Revenue as a percentage of total revenue for these carriers was as follows:

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

	Three Months Ended March 31,
	2006	2007
Carrier A	34%	35%
Carrier B	15%	20%
Carrier C	16%	14%
Carrier D	9%	11%

Total	74%	80%

We are extended credit from wireless carriers at up to 60 days in the normal course of business to purchase certain handset equipment. Three of the carriers described above accounted for approximately 46% of accounts payable as of December 31, 2006 and March 31, 2007.

We depend primarily on our carriers to supply cellular phones and accessories in a timely manner in adequate quantities and consistent quality. If we are unable to obtain handset equipment in adequate quantities, we may incur delays in shipment or be unable to meet demand for our products. For the three months ending March 31, 2006 and 2007, one carrier accounted for approximately 35% and 27% of our total purchases of handset equipment.

(g)	Accounts payable

Accounts payable at December 31, 2006 and March 31, 2007 consisted of:

	As of
	December 31, 2006	March 31, 2007
Trade payables for inventory	$50,989	$47,373
Other accounts payable	34,986	35,219

	$85,975	$82,592

(h)	Accrued Consumer Liabilities

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

(i)	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2006 and March 31, 2007 consisted of:

	As of
	December 31, 2006	March 31, 2007
Accrued consumer liabilities, including accrued rebates	$8,203	$2,798
Accrued payroll and related expenses	1,685	1,369
Accrued acquisition costs and severance costs	1,674	1,392
Accrued sales taxes payable	443	492
Accrued interest	995	1,745
Accrued product costs	2,245	2,251
Other	7,276	8,959

	$22,521	$19,006

(j)	Stock-Based Compensation

We adopted Statement of Financial Accounting Standards “SFAS” No. 123 (revised 2004), Share Based Payment (SFAS No. 123(R)) on January 1, 2006 using the modified prospective application method (“MPA”). On the date of our adoption of SFAS No. 123(R), we had options outstanding under our 1999 Stock Incentive Plan (the “1999 Plan”) and our 2004 Equity Incentive Plan (the “2004 Plan”). All option grants subsequent to the date of our adoption have been granted under our 2004 Plan. Additionally, we grant shares of restricted common stock to certain of our employees and members of our board of directors. In accordance with SFAS No. 123(R), we measure the cost of the employee services received in exchange for the award of equity instruments based on the grant-date fair value of the award. The grant date fair value is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). The compensation cost recognized for both our stock options and restricted stock is reduced by an estimated forfeiture amount based on our historical annual experience of 9.93%.

From time to time, we issue stock options to non-employees in connection with certain consulting services. We account for these grants in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, (“EITF 96-18”). As such, and in accordance with the provisions of the stock option grants, we measure the cost of the non-employee services based on the initial grant date fair value and recognize expense over the vesting period. We use the vesting date as the measurement date in accordance with EITF 96-18 based on the terms of the stock option grant. On the vesting date, the change in fair value from the fair value on the grant date is recorded to general and administrative expense. All unvested non-employee options are recorded at the fair value as of the balance sheet date with any changes from the previous balance sheet date recorded to general and administrative expense.

Stock Options—The 1999 Plan provided for grants of stock-based awards from time to time to employees, officers, directors and consultants of the Company at exercise prices determined by the board of directors. Options granted under the 1999 Plan generally vest over a four-year period and expire ten years from the grant date. As of November 19, 2004, no additional options were available for grant under the 1999 Plan due to the adoption of the 2004 Plan.

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

The following table summarizes the activity for stock options held by employees and non-employees for the three months ended March 31, 2007.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Balance January 1, 2007	4,043,103	$9.01
Granted	—	—
Exercised	(466,528)	6.52
Forfeited	(108,042)	12.47

Balance March 31, 2007	3,468,533	$9.23	7.53	$11,879

Ending vested & expected to vest	3,303,109	$9.21	7.48	$11,408

Exercisable at March 31, 2007	1,965,973	$8.90	6.95	$7,244

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $2,483 and $139, respectively.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. We granted 679,900 options to employees for the three months ended March 31, 2006. There were no stock options granted to employees during the three months ended March 31, 2007. The weighted average grant date fair value for the options granted during the three months ended March 31, 2006 was $4.28, based on the following assumptions used in the Black-Scholes option pricing model:

For the Three Months Ended March 31, 2006

Expected volatility	72.00%
Risk free interest rate	4.69%
Expected dividend rate	0.00%
Expected life (in years)	5.8

Restricted Common Stock—The restrictions on the common stock granted to certain of our employees and members of our board of directors lapse and the stock vests over periods ranging up to four years from the grant date. The following table summarizes the activity for restricted stock for the three months ended March 31, 2007.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

	Number of Restricted Stock Awards	Weighted-average grant date fair value
Non-vested at January 1, 2007	2,964,649	$10.20
Granted	—	—
Released	(113,661)	11.23
Surrendered for taxes	(7,019)	16.32
Forfeited	(6,084)	9.47

Non-vested at March 31, 2007	2,837,885	$10.14

The fair value of each share of restricted stock granted is estimated on the grant date using the closing market price of our stock on the grant date. We granted 462,709 of restricted stock for the three months ended March 31, 2006 with a weighted average grant date fair value of $6.46. No restricted shares were granted during the three months ended March 31, 2007. The total grant date fair value of shares vested during the three months ended March 31, 2007 and 2006 was approximately $1,277 and $1,600, respectively.

Stock Purchase Warrants—The following table summarizes warrant activity for the three months ended March 31, 2007:

	Number of warrants	Weighted average exercise price	Range of exercise
Balance January 1, 2007	2,565,965	$4.59	$0.03 -24.00
Granted	—	—	—
Exercised	(150,735)	9.85	2.49 - 11.16
Surrendered for cashless exercise	(476,655)	11.05	2.49 - 11.16
Forfeited	(3,334)	0.03	0.03

Balance at March 31, 2007	1,935,241	$2.59	$0.03 -24.00

In April 2006, we issued an additional warrant to purchase 188,775 shares of our common stock to a vendor that is exercisable upon certain performance conditions. The exercise price of the warrant will be based on the trading price of our common stock at the time the performance conditions are met by the vendor. Once it is probable that the vendor will achieve the performance conditions set forth under the terms of the warrant, the fair value of the warrant will be amortized to sales and marketing expense over the remaining contractual term of the vendor commitment. Warrants outstanding at March 31, 2007 were exercisable for 1,935,241 shares of our common stock, excluding this contingent warrant.

Stock-based compensation, which includes compensation recognized on stock option grants and restricted stock awards, has been included in the following line items in the accompanying condensed consolidated financial statements. Share-based compensation capitalized as part of our internally developed software was $139 and $149 for the three months ended March 31, 2007 and 2006, respectively. There was no tax benefit recognized in the statements of operations for stock-based awards in either period.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

Statement of operations:
	Three Months Ended March 31,
	2006	2007
Sales and marketing	$719	$673
General and administrative	2,163	2,559

	$2,882	$3,232

As of March 31, 2007, there was approximately $32,927 of total unrecognized compensation cost related to our stock option and restricted share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 1.44 years. Included in the table above is compensation cost for stock options issued to non-employees of $14 and a reduction of expense of $7 for the three months ended March 31, 2007 and 2006, respectively.

(j)	Advertising Costs

We expense advertising and other marketing costs as incurred and principally include amounts paid to marketing partners based on the delivery of customers to our websites for wireless activation and services.

In January 2007, we launched our services on a partnered website. In connection with the launch of these services and the related agreement, we have paid $3,500 of cash and will pay an additional $8,500 of cash in quarterly installments over a 3 year period for the purchase of certain advertising services, including banner ads and other similar advertising. We have accounted for these cash payments as direct response advertising in accordance with the AICPA Statement of Position 93-7, Reporting on Advertising Costs, (“SOP 93-7”). We expect to amortize the deferred costs ratably based on the revenue and cost of revenue expected to be generated over the 5 year contractual life. As of March 31, 2007, we have included $3,477 in other long-term assets, the recoverability of which is dependent upon our realizing sufficient revenues from this program.

(k)	Net Loss per Share

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

The following table reconciles net loss and basic and diluted weighted average common shares outstanding to the historical or pro forma net loss and the pro forma basic and diluted weighted average common shares outstanding for the three months ended March 31, 2006 and 2007. Weighted average shares presented for the three months ended March 31, 2007 includes the effect of 1,250,000 shares representing detachable warrants issued with the term loan on November 6, 2006, as described in Note 5. These warrants are exercisable at $0.01 per share.

	Three Months Ended March 31,
	2006	2007
Net loss from continuing operations	$(4,348)	$(27,718)
Net income(loss) from discontinued operations	35	(97)

Net loss	$(4,313)	$(27,815)

Weighted average shares outstanding	35,348,335	38,711,483
Basic and diluted earnings per share:
Net loss from continuing operations	$(0.12)	$(0.72)
Net income(loss) from discontinued operations	0.00	(0.00)

Basic and diluted earnings per share	$(0.12)	$(0.72)

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

During the three months ended March 31, 2007 and 2006, we incurred a net loss. If our outstanding common stock equivalents were exercised or converted into common stock, the result would have been anti-dilutive and, accordingly, basic and diluted net loss attributable to common stockholders per share are identical for all periods presented in the accompanying condensed consolidated statements of operations. The following summarizes our potential outstanding common stock equivalents as of the end of each period:

	March 31,
	2006	2007
Options to purchase common stock	5,550,531	3,468,533
Restricted stock awards	1,440,001	2,837,885
Warrants to purchase common stock	787,863	2,124,016

Total common stock equivalents convertible into common stock	7,778,395	8,430,434

(l)	Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of our adoption of FIN 48, we did not have any accrued interest or penalties associated with the possibility of incurring these previously recognized tax benefits. There was no income tax expense recognized for these charges during the three months ended March 31, 2007.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are not currently subject to any U.S federal or state income tax examinations. However, income tax returns for tax years 2003 to 2006 remain open for examination. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We are currently analyzing whether transactions involving our capital stock over the last several years may have caused a change in control as defined by the Internal Revenue Code which, in turn, may impact the amount of net operating loss carryforwards available for our use in the future to offset taxable income. In as much as our tax benefits associated with such carryforwards are fully reserved for via a valuation allowance, any adjustment to the amount of such carryforwards is not expected to impact our financial statements but could impact cash flows to the extent we generate taxable income in the future.

(m)	Recent Accounting Pronouncements

In June 2006, the FASB ratified the EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF No. 06-3 requires an entity to disclose transactional tax amounts assessed by government authorities that are considered significant. EITF No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. We have adopted this pronouncement effective January 1, 2007. EITF 06-3 did not impact the method for recording and reporting these sales taxes in our consolidated financial position, results of operations or cash flows and will have no impact in future periods. We exclude such taxes from our revenue and include any such cash to be collected from our customers or remitted to governmental authorities as of the most recent period then ended within our accounts receivable or accrued expenses and other current liabilities, respectively, in our consolidated financial position.

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

(3)	Discontinued Operations

On December 31, 2005, we completed the sale of substantially all of the operating assets of our Liberty Wireless business.

Summary of operating results for the discontinued operations are as follows:

	Three Months Ended March 31,
	2006	2007
Revenue	$—	$—
Costs and expenses	35	(97)

Income(loss) from discontinued operations	$35	$(97)

Balance sheet data included:

	As of
	December 31, 2006	March 31, 2007
Accounts and notes receivable, net	$391	$137

Assets of discontinued operations	$391	$137

Other accrued expenses	$1,103	$1,095

Liabilities of discontinued operations	$1,103	$1,095

(4)	Long-Lived Assets

Property and Equipment

Property and equipment, stated net of accumulated depreciation and amortization, consisted of the following as of December 31, 2006 and March 31, 2007:

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

	December 31, 2006	March 31, 2007
Computer and equipment	$10,187	$11,337
Software	6,367	7,227
Furniture and fixtures	785	821
Leasehold improvements	2,039	2,080
Other equipment	554	573
Capitalized leases	1,397	1,397
Less: Accumulated depreciation and amortization	(13,101)	(14,257)

	8,228	9,178

Website and internal software development costs	31,169	35,808
Less: Accumulated depreciation and amortization	(16,651)	(19,948)

Website and internal software development costs, net	14,518	15,860

Total property and equipment, net	$22,746	$25,038

Depreciation expense for the three months ended March 31, 2006 and 2007 was $2,437 and $4,476, respectively.

Website and internal software development costs

We capitalized a total of approximately $128 and $331 during the three months 2006 and 2007, respectively, relating to the development of the e-commerce platform. In addition, we capitalized costs incurred to develop certain internal use software of approximately $2,814 and $4,308 during the three months ended March 31, 2006 and 2007, respectively. We amortize the web development costs over a period of 18 months and internal use software costs over a period of 24 months. These costs are included in depreciation and amortization in the accompanying consolidated statements of operations. Amortization expense on the e-commerce platform and other internal use software development costs was approximately $1,510 and $3,298 for the three months ended March 31, 2006 and 2007, respectively.

Acquired Intangible Assets

We amortize intangible assets on a straight-line basis over periods ranging from one to ten years. Intangible assets for our acquired trade name have indefinite lives. During the three months ended March 31, 2007, we had no additions to our intangible assets. Amortization expense for the three months ended March 31, 2006 and 2007 was $1,045 and $914, respectively.

During the three months ended March 31, 2007 we had no additions to our goodwill. Goodwill as of December 31, 2006 and March 31, 2007 was $38,223.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

(5)	Debt

Debt consisted of the following:

	December 31, 2006	March 31, 2007
Borrowings under term loan	$75,000	$75,000
Capital leases	574	490

	75,574	75,490
Less discount from warrant issuance	(11,447)	(10,627)
Less current maturities	(301)	(279)

Long-term debt	$63,826	$64,584

$100 million term loan

On November 7, 2006, we executed a $100,000 aggregate principal amount senior secured term loan with Goldman Sachs Credit Partners, L.P., Citicorp North America, Inc. and AP InPhonic Holdings Inc. bearing a fixed rate of interest of nine percent per annum and secured by substantially all our assets. As of November 7, 2006, the Goldman Sachs Group, Inc., an affiliate of Goldman Sachs Credit Partners, L.P., beneficially-owned approximately 15.5% of our common stock. This term loan matures in November 2011. Beginning in November 2009, we have the ability to repay principal on the loan without penalty and conversely, the lenders have the right to call the remaining outstanding principal of the debt without penalty. As additional consideration, we also granted the lenders warrants to purchase 1,250,000 shares of our common stock at an exercise price of $0.01 per share. We received proceeds of $75,000 aggregate principal amount of the term loan proceeds on November 7, 2006, and are required to draw down the remaining amount by July 31, 2007. Proceeds from the term loan were used to repay all indebtedness under the existing credit facility, fund share repurchases of our common stock, and for general corporate and working capital needs. For the three months ended March 31, 2007, we accrued $1,744 of interest on the term loan, which was included as accrued expenses and other current liabilities on the accompanying balance sheet at March 31, 2007. Accrued interest as of December 31, 2006 was $994.

Under the terms of the term loan, we are required to maintain certain minimum levels of EBITDA on a quarterly basis beginning December 31, 2006, maintain a minimum $25,000 cash balance at a certain financial institution beginning July 31, 2007, maintain a maximum level of capitalized expenditures and maintain certain other financial and non-financial covenants, including our delivery of our audited financial statements with the opinion of our independent registered public accounting firm within 90 days of our year-end in accordance with the financial statement delivery requirements under the term loan agreement. On May 1, 2007, we amended the term loan agreement to extend the required draw date for an additional $25,000 of borrowings and the date by which we must maintain a minimum $25,000 cash balance at a certain financial institution chosen by our lenders, to July 31, 2007. We are required to maintain a $25,000 balance in this cash collateral account during the remaining term of the loan until we maintain an EBITDA to indebtedness ratio of less than 1.0:1.0. Additionally, we received an extension of time to satisfy the delivery requirements of our first quarter 2007 financial statements and related certificates under the term loan agreement to June 19, 2007, respectively. We were in compliance with the covenants under the term loan agreement, as amended.

(6)	Repurchase of Common Stock

In November 2006, our Board of Directors authorized the repurchase of up to $30,000 of our common stock through August 2007. The shares may be repurchased by us from time to time at prevailing market prices. The timing and amount of any shares repurchased are based on market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which permits shares to be repurchased when we might otherwise be precluded from doing so by laws prohibiting insider trading or by self imposed trading black out periods. There is no guarantee as to the exact number of shares that will be repurchased under the stock repurchase program, and we may discontinue purchases at any time. We intend to fund our share repurchases with cash on hand and cash generated from future operations. During the three months ended March 31, 2007, we repurchased 557,074 shares of our common stock at an average price of $11.35 per share for approximately $6,325. All shares repurchased were retired as of March 31, 2007. Since the inception of this program, we have repurchased 844,574 shares for an aggregate consideration of $9,561.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

(7)	Commitments and Contingencies

Legal Matters

On May 7 and 18, 2007, two putative federal securities law class actions were filed in the United States District Court for the District of Columbia on behalf of persons who purchased our common stock between August 2, 2006, and May 3, 2007. These substantially similar lawsuits assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against us, our chief executive officer and our chief financial officer. These claims are related to our April 3, 2007, and May 4, 2007 announcements concerning our restatement of certain previously issued financial statements. Potential plaintiffs have until July 6, 2007, to move the court for appointment as lead plaintiff. We have not yet responded to the complaints. We believe that the allegations contained within these class action lawsuits are without merit and intend to vigorously defend the litigation. However, any adverse resolution on this matter could have a material adverse impact on our financial results.

On August 5, 2004, Avesair, Inc., one of the companies the assets of which we acquired, filed suit against us demanding, among other matters, that we issue to Avesair shares of our common stock valued at approximately $4.0 million as of June 30, 2004. The stock demanded by Avesair represents the maximum value of shares that they could have earned for achieving certain performance-based targets under the asset purchase agreement. We believe the performance-based targets were not achieved and intend to vigorously contest this matter. However, any adverse resolution of this matter could have a material adverse impact on our financial results and if we are required to issue additional shares would result in dilution to our stockholders.

On May 3, 2007, the Federal Communications Commission (FCC) issued an Order of Forfeiture and Further Notice of Apparent Liability in which it imposed a forfeiture of $820 against us for being late in complying with certain regulatory obligations that arose in 2004 and 2005 from a business that we sold in December 2005. Those obligations included: registering with the FCC, filing certain reports, and paying certain Universal Service Fund fees. The FCC’s order also proposed imposing an additional fine of $100 for not having maintained in 2006 and 2007 a license necessary to conduct the business that was discontinued by us in 2005. As we did not operate the business in 2006 and 2007 we have requested that the proposed fine be dismissed. With regard to the forfeiture itself, we have appealed the decision to the FCC and are awaiting a ruling. This forfeiture issue was initially raised by the FCC in July 2005. We advised the FCC then, and believe now, that no fine is appropriate under the circumstances.

Fifteen related putative federal court class actions have been filed against us arising out of InPhonic-sponsored rebate offers for online purchases of wireless telephones. Several of these lawsuits also name either our current or former third-party rebate processor as a defendant. On October 25, 2006 we received a decision by the Judicial Panel on Multidistrict Litigation (“JPML”) granting our motion to consolidate the federal court actions in the United States District Court for the District of Columbia before the Honorable Ellen Segal Huvelle. The consolidated amended class action complaint, alleges, among other things, that we and our current or former third-party rebate processor (depending on the particular claim) violated the consumer protection laws of all 50 states, various D.C. state laws and the federal RICO (anti-racketeering) statute in connection with our disclosure and implementation of the terms and conditions of rebate offers. The class action plaintiffs seek compensatory damages and/or restitution, statutory penalties and treble damages under D.C. consumer protection laws and RICO, attorneys’ fees and punitive damages, as well as injunctions concerning the content of our websites. The federal lawsuit is in an early stage. We intend to vigorously defend that action but cannot predict its outcome.

On or about March 21, 2007, a complaint was filed in New York state court, asserting a claim relating to InPhonic-sponsored rebate offers under the New York Deceptive Trade Practices Act on behalf of a proposed class of New York consumers. We have filed a motion to dismiss the action, or alternatively to stay the action, under New York law because the plaintiff’s claim and the proposed class are already part of the complaint in the case in D.C. federal court. The company is awaiting a ruling on its motion to dismiss or to stay. The lawsuit is in an early stage. We intend to vigorously defend that action but cannot predict its outcome.

On April 27, 2007, we and the Federal Trade Commission (FTC) announced that we had entered into a consent agreement with the FTC in which InPhonic agreed to clearly and prominently disclose certain information regarding its rebate offers, such as when consumers can expect to receive their rebates, any time period that consumers must wait before submitting a rebate request, and certain information that would disqualify a consumer from receiving a rebate. We also agreed to provide rebates within time frames and under terms and conditions reasonably specified by us in our communications with our customers. We also

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

agreed to provide rebates to certain customers who had previously been denied them. The FTC approved the final consent arrangements on June 8, 2007. We have accrued an estimate of our liability associated with this consent arrangement in the accompanying financial statements.

On February 15, 2007, we reached a final settlement with the District of Columbia Attorney General’s Office concerning our use of mail-in rebates. We have accrued for the settlement and estimated costs of compliance in the accompanying financial statements at March 31, 2007.

From time to time we are party to other disputes or legal proceedings. We do not believe that any of the pending proceedings are likely to have a material adverse effect on our business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Overview

We are a leading online seller of wireless services and devices based on the number of activations of wireless services sold online in the United States. We sell wireless service plans and devices, including satellite television services through our own branded websites; including Wirefly.com, A1 Wireless.com, and VMCsatellite.com; and through websites that we create and manage for third parties. We offer marketers the ability to sell wireless voice and data services and devices, under mobile virtual network enabler (“MVNE”) agreements. This service utilizes the same e-commerce platform, operational infrastructure and marketing relationships that we use in our operations. We provide customers the ability to organize personal communications by providing real time wireless access to e-mail, voicemail, faxes, contacts, scheduling, calendar and conference calling functionality through a website or telephone.

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

Our revenue includes, commissions, bonuses and other payments we receive from wireless carriers, including a satellite television provider, in connection with the activation of customers on their networks, as well as payments from customers for wireless services and devices. As further described below, total revenue and net loss from continuing operations for the three months ended March 31, 2007 were $101.4 million and $27.7 million, respectively compared to total revenue and loss from continuing operations of $87.0 million and $4.3 million, respectively for the three months ended March 31, 2006. Revenue from our top four wireless carriers represented 80% and 74% of our total consolidated revenue for the three months ended March 31, 2007 and 2006, respectively.

Future revenue and cash collections may be affected by our ability to successfully resolve differences with wireless carriers between our sales information and subscriber activation data and similar information maintained in the respective carriers’ systems which they use to determine our commission and other amounts due us. Although in most instances our records match, differences do exist which may create delays in our collection of any additional amounts owed to us. Although we believe we have adequate reserves in place for such differences and potential collection shortfalls based on our collection experience, as our business volume increases and commission and feature plans become more numerous or complex with each carrier, our automated systems may not be updated as quickly as required or our workforce trained as promptly as needed to investigate such differences. In the event that we are slow to research such amounts, our cash collections may be affected. In the last half of 2006, we experienced an increase in such differences requiring specific research and an increased reserve of accounts receivable which caused our net loss to increase.

A major determinant of our revenue is the extent and success of our marketing efforts and expenditures. Our marketing efforts are conducted mainly through Internet search engines which display links to our websites based on search results and through third-party, incentive-based online marketing initiatives, including the use of websites that we create and manage under our marketers’ brands. We also use online advertising, search engines and third-party marketing partners based on orders and activations including Google, Yahoo, MSN and AOL. We incurred total advertising and other marketing costs of approximately $27.3 million and $23.7 million in the three months ended March 31, 2007 and 2006, respectively, and $104.8 million and $80.3 million in fiscal years 2006 and 2005, respectively. Online marketing initiatives are an important aspect of our business strategy because the underlying promotions attract consumers to our websites or our partners’ websites. We expect to reduce or streamline our marketing spending over the remainder of 2007 focusing our efforts on search and third-party marketing partner programs as opposed to branding through banner and block advertisement of web properties.

The nature of our sales promotions and extent of our marketing initiatives also have a correlation to the quality of customer we attract or activation we place with the carrier. For instance, subsidizing the equipment sale that may lead to higher deactivation experience than activations we provision through our own websites or more traditional marketing partners.

Since we began operations in 1999, we have incurred significant losses and have had negative cash flow from operations. For fiscal years 2006 and 2005, our loss from continuing operations was $63.5 million and $37.8 million, respectively. In the three months ended March 31, 2007, our loss from continuing operations was $27.7 million and net cash used in operating activities was $26.4 million. In order to achieve profitability in the future, we are depending upon our ability to produce revenue at levels that exceed the costs of that revenue plus operating expenses necessary to operate our business. There can be no assurance that we will achieve profitability in the future.

Over the remainder of 2007, we expect to concentrate resources on several key goals which include: (i) increased efforts to improve collections with the wireless carriers to generate cash; (ii) reduce operating and employee expense as well as capitalized expenditures in the near-term to improve cash flow; (iii) to continue to improve the customer experience platform that we utilize for order processing, customer service and rebate handling to refine existing automation and increase efficiency and effectiveness of our back-office systems, internal workforce and outsourced call center; (iv) to further balance spending on marketing initiatives with customer activation and revenue generation characteristics; and (v) to utilize our existing customer database, website traffic and online marketing capabilities to sell new products and services.

In June 2007, we took several actions to reduce our costs of operations. We reduced our employee headcount by approximately 8% and cancelled certain information and technology projects and other capital expenditures and certain sales and marketing initiatives. We will continue to review our operations throughout the 2007 fiscal year to determine if additional operating costs can be reduced or avoided and other efficiencies identified. Such reductions taken to date are expected to generate approximately $2.0 million of monthly cash savings beginning in June 2007.

Comparison of the Results of Operations for the Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,				Change Between
	2006		2007		2006 and 2007
(amounts in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue:
Activation and services	$66,742	77%	$84,761	84%	$18,019	27%
Equipment	20,236	23%	16,644	16%	(3,592)	-18%

Total revenue	$86,978	100%	$101,405	100%	$14,427	17%

Cost of revenue
Activation and services	$260	0%	$763	1%	$503	193%
Equipment	47,921	55%	65,662	65%	17,741	37%

Total cost of revenue	$48,181	55%	$66,425	66%	$18,244	38%

Selected expenses:
Sales and marketing	$26,722	31%	$31,445	31%	$4,723	18%
General and administrative	13,231	15%	23,876	24%	10,645	80%
Depreciation and amortization	3,483	4%	5,390	5%	1,907	55%
Interest expense	336	0%	2,664	3%	2,328	693%

REVENUE

Revenue

Revenue consists of activations and services revenue, and equipment revenue. Activations and services revenue consists of (i) revenue from the activation of services of wireless carriers and a satellite television carrier through private-labeled websites that we create and manage for marketers as well as through our own branded websites; (ii) revenue from the provisioning of MVNE Services which provide marketers the ability to sell MVNO services to their customers under their own brands using our e-commerce platform and operational infrastructure; and, (iii) revenue from data services under which we provide subscribers with real-time wireless access to work and personal information, including email, calendar, corporate directories, personal contacts and documents in addition to wireless entertainment and content. Equipment revenue consists mainly of revenue from the sale of wireless devices to our customers that subscribe to wireless services through our private-labeled websites or those websites that we manage for other marketers. The following further details the components of our revenue and provides a comparative discussion of performance:

	Three Months Ended March 31,				Change Between 2006 and 2007
(amounts in thousands)	2006		2007
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Activations and services:
Wireless activation	$64,154	74%	$81,775	81%	$17,621	27%
MVNE and data services	2,588	3%	2,986	3%	398	15%

	$66,742	77%	$84,761	84%	$18,019	27%
Equipment:
Wireless activation	$20,236	23%	$16,644	16%	$(3,592)	-18%

Total Revenue:
Wireless activation	$84,390	97%	$98,419	97%	$14,029	17%
MVNE and data services	2,588	3%	2,986	3%	398	15%

	$86,978	100%	$101,405	100%	$14,427	17%

Activations and Services

Our activations and services revenue increased $18.0 million, or 27%, to $84.7 million for the first quarter of 2007 from $66.7 million for the same period of 2006. This increase in activations and services revenue was primarily attributable to a $14.2 million increase related to the number of wireless activations for the three months ended March 31, 2007 that we generated through marketing partners and increased advertising efforts and increases in other revenues including the revenue of our satellite activation business unit, our MVNE business unit, and residual based revenue. These increases were partially offset by higher estimated deactivations resulting from increased volume and increases in deactivation experience. Gross carrier commissions for current period activations subject to chargeback increased 19.9% to $85.5 million for the three months ended March 31, 2007 from $71.3 million for the same period of 2006.

Equipment

Our revenue from sales of equipment decreased 18% to $16.6 million for the first quarter of 2007 from $20.2 million for the same period of 2006. The decrease in equipment revenue of $3.6 million was primarily attributable to lower average sales prices per unit due to an increase in point-of-sale discounts and other incentives provided to customers as compared to the three months ended March 31, 2006 offset in part by a higher volume of sales.

Total revenue

Total revenue increased 17% to $101.4 million for the first quarter of 2007 from $87.0 million for the first quarter of 2006. Revenue generated from the sale and activation of wireless devices and services accounted for approximately 97% of consolidated revenue for the three months ended March 31, 2006 and 2007, respectively. Revenue from our top four wireless carriers represented 74% and 80% of consolidated revenue for the three months ended March 31, 2006 and 2007, respectively. Wireless activations and services revenue and equipment sales revenue may vary from period to period based on our promotional efforts, which include subsidizing the costs of devices purchased by our customers. Although we expect revenue from the sale and activation of wireless devices will continue to increase during 2007 compared to 2006 performance, to the extent we reduce planned incentives or such offerings are below 2006 levels, future revenues may be affected.

COST OF REVENUE

Cost of revenue consists mainly of the cost of wireless devices sold to our wireless activations and services customers. Our cost of revenue related to wireless equipment sales increased to $65.7 million for the first quarter of 2007 as a result of a higher volume of devices sold during the period at a higher unit cost compared to sales of such devices in the first quarter of 2006. The higher unit cost is primarily due to consumers’ increasing demand and purchase higher cost phones including multiple features. The increase in equipment costs per unit also contributed to the increases in cost of equipment as a percentage of activations and services revenue and as a percentage of total revenue in the three months ended March 31, 2007. As a percentage of wireless total activations revenue, cost of equipment revenue increased to 67% of revenue for the three months ended March 31, 2007 compared to 56% for the three months ended March 31, 2006. Total cost of revenue increased 38% to $66.4 million for the first quarter of 2007 from $48.2 million for the first quarter of 2006. Cost of revenue from the sale of wireless devices accounted for approximately 99% of consolidated cost of revenue for the three months ended March 31, 2006 and 2007.

EXPENSES

Sales and Marketing

Our sales and marketing expenses increased 18% to $31.4 million for the first quarter of 2007 from $26.7 million for the first quarter of 2006. The increase was mainly comprised of a $3.6 million from the growth of existing marketing relationships and adding new marketing partner relationships since the first quarter of 2006. Our marketing expenses largely comprise payments to on-line advertisers, search engines and third-party marketing partners based on orders or activations. We incurred approximately $27.3 million of third-party marketing expenses in the first quarter of 2007. Such expenses were higher than the first quarter of 2006 due to increased wireless activation competition, and increased advertising and search volume, which caused our customer acquisition costs to increase. As a percentage of revenue, sales and marketing costs approximated 31% for the first quarters ended March 31, 2007 and 2006, respectively. We expect that marketing expenses will continue to represent a significant percentage of our revenue in future periods.

General and Administrative

Our general and administrative expenses increased 80% to $23.9 million for the first quarter of 2007 from $13.2 million for the first quarter of 2006. The expense increase of $10.7 million was mainly composed of the following: $3.8 million related to additional accounting and legal services primarily due to services rendered related to our 2006 restatement and costs associated with the FTC matter; $1.9 million related to increased payroll related expenses from a larger workforce; $1.2 million of costs incurred to evaluate, research and settle rebate matters that were paid outside of our customary validation process; $1.6 million related to consulting and other services primarily due to information technology and related activity; $0.6 million related telecom and hosting services from increased activity and a larger workforce; $0.4 million related to stock-based compensation expense; and $1.2 million related to other expenses. We expect that our general and administrative expenses related to completing our 2006 restatement will increase in the second quarter of 2007 compared to the first quarter of 2007. Also in June 2007, we took several actions to reduce general and administrative expenses and as a result expect a reduction in recurring general and administrative expenses as a percentage of revenue in future quarters beginning with our third quarter of 2007 compared to our first quarter of 2007.

Depreciation and Amortization

Our depreciation and amortization expenses, which are amortized over periods ranging from 18 months to 7 years, increased 55% to $5.4 million for the first quarter of 2007 from $3.5 million for the first quarter of 2006. The increase was due to the fixed asset additions associated with our development of new functionality related to our websites and product offerings since March 2006.

Interest Expense

Interest expense increased $2.3 million to $2.7 million for the first quarter of 2007 from $0.3 million for the same period of 2006. The increase of $2.3 million is primarily due to increased borrowings and higher interest rates. Borrowings at March 31, 2006 consisted of $15.0 million under our line of credit incurring interest at a variable rate approximating 6.5%. Borrowings at March 31, 2007 consisted of $75.0 million under our term loan bearing a fixed rate of interest of 9.0% per annum. Additionally, we amortized approximately $0.8 million of the discount on our term loan due to the allocation of proceeds to detachable warrants and $0.1 million of deferred financing costs during the three months ended March 31, 2007 which we have included in interest expense in the accompanying results of operations.

Loss from continuing operations

Loss from continuing operations increased to $27.7 million for the first quarter of 2007 from $4.3 million for first quarter of 2006. The increase in net loss from continuing operations was primarily the result of increases in cost of revenue and general and administrative expenses as a percentage of revenue earned in the first quarter of 2007 compared to the first quarter of 2006. We have implemented measures that we expect will reduce general and administrative expenses in future quarters. However, there is no assurance that such expenses will decrease as a percentage of revenue in future periods or that net losses will decrease.

Net Loss

Net loss increased to $27.8 million for the first quarter of 2007 from $4.3 million for first quarter of 2006.

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

Net cash used in operating activities for the three months ended March 31, 2007 was $26.4 million. For the three month period, we incurred a net loss of $27.8 million and although adjustments to reconcile net loss to net cash used in operating activities, which were primarily non-cash in nature, were approximately $10.4 million, we experienced changes in operating assets and liabilities from December 31, 2006, as explained below, which contributed to an additional use of net cash for operating activities of $9.0 million. Cash balances at March 31, 2007 were approximately $53.4 million, a decrease of $36.4 million from December 31, 2006. We have an additional $25.0 million available under our term loan which may be withdrawn prior to July 31, 2007. We expect that our cash balances will continue to decrease during the three months ended June 30, 2007. We have implemented a program to achieve approximately $2.0 million of monthly cash savings beginning in June 2007. There can be no assurance that we will be able to achieve such cash savings or that expenses that we have not incurred in the past will offset such savings. We are contemplating other operating expense reduction opportunities that may be implemented in the third and fourth quarters of 2007. Since our inception, our operations have used more cash than they have generated. We may require additional cash to operate our business, which may not be available on terms acceptable to us, or at all.

Our future capital and operating requirements will depend on many factors, including the level of our revenue, the expansion of our sales and marketing activities, the cost of our fulfillment operations, potential investments in businesses or technologies and continued market acceptance of our products. Additionally, poor financial results, unanticipated expenses, acquisitions of technologies or businesses or strategic investments could give rise to additional financing requirements sooner than we expect. In the event that cash on hand and borrowings on our term loan are not sufficient to fund working capital requirements that are not satisfied through net cash provided by operating activities or future cash requirements, we could be required, or could elect, to seek additional funding through a public or private equity or debt financing in the future or a sale of assets. There can be no assurance that we would be able to secure additional funding in the future.

We analyze our working capital requirements very closely as nearly $46.3 million or 83% of our March 31, 2007 accounts receivable was generated from revenue earned from four wireless carriers. Generally, we collect our monthly commissionable and residual revenue from these carriers within 30 to 90 days of the month-end following a subscriber’s activation net of commission chargebacks that occurred during the period. The timing of our collections from the wireless carriers is also influenced by our ability to reconcile our billing records with that of the respective carrier. Our matching and resolution process is largely a manual process and although the substantial majority of our sales information readily matches, some records may require additional research which may delay collection beyond a 30 to 90 day period of time. The timing of collection of our accounts receivable influences the timing of payment to our vendors.

Our major uses of cash consist of payments made for inventory, marketing and payroll expenses and capital expenditures. Costs incurred for marketing and advertising is generally paid on the date the advertising occurs or shortly thereafter. We have payment terms with most other vendors we deal with that generally extend up to 45 to 60 days from service provisioning. Payroll expenses are generally funded semi-monthly. As of March 31, 2007, we owed the three wireless carriers referred to above approximately $38.1 million for wireless devices and accessories we procured from them or their affiliates during the quarter.

Given the timing and significance of payments for advertising costs to the extent we have difficulties collecting accounts receivable, we may have to defer advertising promotions, inventory purchases or other costs which could impact our ability to generate revenue.

Consolidated Cash Flows

	Three Months Ended March 31,
(amounts in thousands)	2006	2007
Net cash provided by (used in) operating activities	$1,225	$(26,412)
Net cash used in investing activities	(8,005)	(6,679)
Net cash used in financing activities	(149)	(3,459)

Change in cash and cash equivalents	(6,929)	(36,550)
Short term investments on March 31, 2006 and 2007	5,000	—

Change in cash and cash equivalents and investments	$(1,929)	$(36,550)

Net cash used in operating activities was $26.4 million for the three months ended March 31, 2007 compared to net cash provided by operating activities of $1.2 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, net loss after adjustments for items to reconcile net loss to net cash provided by operating activities was approximately $17.4 million. Such items included depreciation and amortization, change in allowance for doubtful accounts, non-cash interest expense and stock-based compensation.

Changes in operating assets and liabilities from December 31, 2006 decreased net cash provided by operating activities by approximately $9.0 million. Changes in working capital balances included a decrease of current assets of approximately $1.5 million, excluding cash and cash equivalents. The decrease in these current assets was primarily the result of decreased accounts receivable offset by increases in inventory balances from December 31, 2006. The decrease of accounts receivable was mainly the result of the timing of cash collections. Inventory balances increased during the three months ended March 31, 2007 as a result of an increase in handset device purchases and receipts during the period to take advantage of volume incentives with certain carriers.

Current liabilities, excluding debt and capital lease balances decreased $7.8 million from December 31, 2006. The decrease during the period was mainly the result of a net increase in accounts payable and accrued liabilities and expenses. Accounts payable and accrued liabilities at March 31, 2007 decreased from December 31, 2006 primarily as a result the timing of payments made to equipment and other vendors during the period and reductions in accrued expenses including accrued consumer liabilities.

Net cash used in investing activities for the three months ended March 31, 2007 and 2006 was $6.7 million and $8.0 million, respectively. The decrease in net cash used in investing activities was primarily due to a $5.0 million decrease in the cash used to purchase short-term investments offset by a $3.7 million increase in the use of cash for investing activities for other activities. Other activities included an increase of $2.4 million in the purchase of property and equipment and capitalized labor costs, primarily associated with enhancing our infrastructure; a $0.8 million decrease of proceeds from the sale of Liberty Wireless due to cash receipts occurring in 2006 but for which no corresponding amounts were received in 2007; a decrease of $0.4 million proceeds from the reduction of restricted cash occurring in 2006 but for which there were no corresponding decreases in 2007; and a $0.1 million increase from other activities. Capital expenditures for the three months ended March 31, 2007 comprised $4.4 million of software and web site development and $2.2 million of computer and other equipment. We saw an increase from the prior periods due to increased spending on our e-commerce platform, enhancing functionality and new products such as upgrades and prepaid services.

Net cash used in financing activities was $3.5 million for the three months ended March 31, 2007 compared to net cash provided by financing activities of $0.1 million for the three months ended March 31, 2006. Financing activities consisted of cash used to repurchase common stock of $6.3 million and principal payments of capital leases of $0.1 million, partially offset by the proceeds received from the exercise of stock options of $2.9 million.

Borrowings Under our Term Loan. As of March 31, 2007, we maintained a term loan with Goldman Sachs Credit Partners L.P., Citicorp North America, Inc. and AP InPhonic Holdings, LLC which allowed for aggregate borrowing of up to $100.0 million. During 2006, we borrowed an aggregate principal amount of $75.0 million under the agreement. As of March 31, 2007, we have the ability to borrow an additional $25.0 million. This facility is secured by a first priority lien on substantially all of our assets. Interest on borrowings under the term loan is payable quarterly at a fixed rate of 9.0%. Interest expense during the three months ended March 31, 2007 also included $0.8 million of amortization of the discount on the term loan resulting from the allocation of a portion of the $75.0 million proceeds to detachable warrants.

Under the provisions of the term loan and the executed amendments, we are required to maintain certain minimum levels of EBITDA on a quarterly basis. By July 31, 2007, we are required to draw the remaining $25.0 million of funds and deposit them at an institution designated by the lenders. A minimum of $25.0 million in cash must remain in this cash collateral account during the remaining term of the loan until we maintain an EBITDA to indebtedness ratio of less than 1.0:1.0. We also received an extension of the financial statement delivery requirements for the three months ended March 31, 2007 financials to June 19, 2007.

Common Stock Repurchase Program. During the three months ended March 31, 2007, we repurchased 557,074 shares of our common stock for approximately $6.3 million. As of March 31, 2007, we were authorized by our Board of Directors to repurchase up to an additional $20.4 million of our common stock through November 3, 2007. Subsequent to March 31, 2007 and through May 31, 2007, we repurchased an additional 464,000 shares of our common stock for approximately $4.4 million. There can be no assurances that we will repurchase up to the full amount that we have been authorized by our Board of Directors over the remaining time period.

Contractual Obligations

The following table summarizes our contractual obligations, including interest on capital leases, and the expected effect on liquidity and cash flows as of March 31, 2007.

(amounts in thousands)	Total	Less than 1 year	1 -3 years	4 - 5 years	Over 5 years
Term loan (a)	$94,557	$8,588	$85,969	$—	$—
Capital leases	577	307	270	—	—
Operating leases	5,110	2,469	2,641	—	—
Obligation to purchase certain advertising (b)	4,506	4,506	—	—	—
Obligations under VMC APA (c)	1,300	1,300
Fixed future cash commitments for online advertising (d)	8,500	2,950	5,550	—	—

	$114,550	$20,120	$94,430	$—	$—

(a)	Under the term loan agreement, we may repay or the lender may require the repayment of the debt on the third anniversary of the agreement. For the purposes of this presentation, we have included the contractual obligation due on the third anniversary. If not prepaid, the debt matures in November 2011. The term loan incurs interest at 9.00% per annum.
(b)	We have a commitment to purchase a minimum level of advertising and media services from a vendor by March 31, 2007. Such commitment period may be extended at the option of the vendor.
(c)	Under the VMC Asset Purchase Agreement, as amended, we have agreed to pay shareholders of VMC an additional $1.3 million in cash to settle any remaining contingent consideration. Of the $1.3 million, $0.2 million represents legal fees incurred during the settlement.
(d)	Under an agreement with a vendor, we will pay $8.5 million of cash in quarterly installments for the purchase of certain advertising services, including banner ads and other similar advertising.

Recent Accounting Pronouncements

In June 2006, the FASB ratified the EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF No. 06-3 requires an entity to disclose transactional tax amounts assessed by government authorities that are considered significant. EITF No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. We have adopted this pronouncement effective January 1, 2007. EITF 06-3 did not impact the method for recording and reporting these sales taxes in our consolidated financial position, results of operations or cash flows and will have no impact in future periods. We exclude such taxes from our revenue and include any such cash to be collected from our customers or remitted to governmental authorities as of the most recent period then ended within our accounts receivable or accrued expenses and other current liabilities, respectively, in our consolidated financial position.

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

Our revenue is reduced for estimated deactivations of the wireless services by customers prior to the expiration of a time period that ranges 90 to 180 days from the date of activation, depending on the wireless carrier. We estimate deactivations based on historical experience, which we have developed based on our experience with carriers, customer behavior and sources of customers, among other factors, allowing us to accrue estimates with what we believe is a high degree of certainty. Our estimated deactivation rates for the three months ended March 31, 2007 and 2006 were 24.3% and 18.7% of gross carrier commission revenue for the respective periods. Any increase or decrease in the deactivation amount will cause a corresponding dollar-for-dollar increase or decrease in revenue. As an example, the impact of a 1% change in the deactivation rate applied to the three months ended March 31, 2007 would have an increase or decrease in revenue and the corresponding reserve of $0.9 million. Any decrease in revenue resulting from an increase in deactivations would also be offset, in part, by returns of wireless devices. Our reserve for deactivations is reflected as a component of deferred revenue on our balance sheet. If we determine that we cannot accurately predict future deactivation experience, we may be required to defer 100% of our deactable carrier commission revenue until the expiration of the appropriate chargeback period. New channels for which we have insufficient historical data to adequately estimate deactivation experience will be deferred through the expiration period for a period of 24 months, until such time that we can accurately estimate the deactivation experience for the new channel.

In addition to receiving commissions for each wireless subscriber activated, we earn performance bonuses from the wireless carriers based on negotiated performance targets. The most significant bonuses we earn are the quarterly volume bonus, which we collect from our wireless carriers on a monthly basis, based on current month activations. We record these bonuses as deferred revenue at the time of billing until we achieve the quarterly targets. We earn other quarterly bonuses from certain carriers for maintaining low customer churn and signing up wireless customers for certain additional monthly “features” such as data service or text messaging. Wireless carriers also periodically offer bonuses for achieving monthly volume and other performance targets and also formerly provided some bonus compensation under annual volume based plans. We recognize these monthly bonuses as earned in accordance with the provisions of SAB No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”). Revenue is recognized only when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. Amounts collected in cash prior to meeting the above criteria are recorded as deferred revenue. As of March 31, 2007, our estimated reserve for deactivations of feature activations was $1.1 million.

In the ordinary course of recording and collecting commissions from our wireless carrier partners, we engage in an active matching and reconciling process between source information for customer wireless carrier activations generated and maintained in our back-office sales information systems and each carrier’s billing system. Although the substantial majority of our sales information matches to that of the carriers, matching differences do arise. Examples of such differences include (i) instances in which an activation per our records does not correlate to a commission fee payment schedule submitted by the carrier; (ii) commission fee payment collected from the carrier that is different than the expected payment per our sales records; and (iii) a deactivation identified on a carrier statement that does not match the carrier’s original commission fee payment for such activation.

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

In the event a customer terminates their wireless service with the carrier within six months of activation or opts not to return the wireless device to us within the time frames permitted within our return policy, in many instances our sales contracts with the customer permit us to charge the customer an EDP termination fee. During 2004 and 2005 and prior to the three months ended June 30, 2006, revenue recognition of such fee was deferred until such fee was collected from the customer pursuant to SAB 104 as we did not have adequate historical collection data to reasonably estimate the ultimate collectibility of the receivable. Beginning April 1, 2006, we began to estimate EDP termination fee revenue based on historical experience of customer collection behavior which we have developed over a time period of 24 months which provides the basis on which to accrue revenue with an appropriate assurance of collectibility pursuant to SAB 104. As of March 31, 2006, $0.3 million of such revenue was deferred, which would have been accrued for in the event that we had adequate customer collection history, less an estimated reserve for uncollectible amounts. As of March 31, 2007, we had accrued as accounts receivable approximately $1.0 million in such EDP termination fees.

During the most recent quarter ended March 31, 2007, our handset return rate was 15.5% of handset revenue. Any increase or decrease in the actual handset return experience will cause a corresponding dollar-for-dollar decrease or increase in revenue. The impact of a 1% change in the handset returns rate applied to the quarter ended March 31, 2007 would have resulted in an increase or decrease in revenue of approximately $0.1 million with a corresponding increase or decrease in our cost of revenue.

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

MVNE Services Revenue- We offer marketers the ability to sell wireless services to their customers under their own brands using our e-commerce platform and operational infrastructure through MVNE contracts. We receive fees for development of the network platform, as well as for operational support services. We defer the fees attributable to the production of the network platform and recognize these fees and costs over the expected life of the agreement (typically 12 to 48 months). Fees received for custom functional enhancements to the network platform and for operational services are deferred until all revenue criteria have been satisfied.

Other Revenue—We sell data services, including a service that allows customers to access email, voicemail, facsimiles, contacts and personal calendar information through a website or a telephone. We bill customers monthly and revenue is recognized monthly, as the services are performed.

Cost of Revenue

The major components of cost of revenue, exclusive of depreciation and amortization, are:

Cost of Activations and Services Revenue—Cost of activations and services revenue includes costs incurred from providers of telecommunications and data center services.

Cost of Equipment Revenue—We purchase wireless devices and accessories from wireless carriers, device manufacturers and third-party vendors to sell to customers and indirect retailers in the WAS business unit. We sell these wireless devices and accessories at a price below cost to encourage the sale and use of the services. We do not manufacture any of this equipment. Costs from the sale of wireless devices and accessories sold directly to customers are recognized at the time of sale. From time to time, we receive price protection credits on equipment purchased from certain vendors. We recognize price protection credits received for equipment that has been sold and shipped as a reduction of cost of revenue.

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

In January 2007, we launched our services on a partnered website. In connection with the launch of these services and the related agreement, we have paid $3.5 million of cash and will pay and additional $8.5 million of cash in quarterly installments over a 3 year period for the purchase of certain advertising services, including banner ads and other similar advertising. We have accounted for these cash payments as direct response advertising in accordance with the AICPA Statement of Position 93-7, Reporting on Advertising Costs, (“SOP 93-7”). We expect to amortize the deferred costs ratably based on the revenue and cost of revenue expected to be generated over the 5 year contractual life. As of March 31, 2007, we have included $3.5 million in other long-term assets, the recoverability of which is dependent upon our realizing sufficient revenues from this program.

Provision for Income Taxes

We have historically reported net losses and, in accordance with accounting principles generally accepted in the United States, have not recorded any income tax benefits from these losses. As of March 31, 2007, we had approximately $273.2 million of net operating loss carryforwards, which may be available to offset any future taxable income, subject to ownership change limitations. Net operating loss carryforwards may be used to offset up to 90% of our alternative minimum taxable income. Alternative minimum taxes are allowed as credit carryovers against regular tax in the future in the event that the regular tax exceeds alternative minimum tax expense. The net operating loss carryforwards will begin to expire in 2019. Certain of these net operating losses obtained through our acquisitions are not included in the components of the deferred tax assets, as the use of these losses will be significantly limited under Section 382 of the Internal Revenue Code.

We are currently analyzing whether transactions involving our capital stock over the last several years may have caused a change in control as defined by the Internal Revenue Code which, in turn, may impact the amount of net operating loss carryforwards available for our use in the future to offset taxable income. In as much as our tax benefits associated with such carryforwards are fully reserved for via a valuation allowance, any adjustment to the amount of such carryforwards is not expected to impact our financial statements but could impact cash flows to the extent we generate taxable income in the future.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of our adoption of FIN 48, we did not have any accrued interest or penalties associated with the possibility of incurring these previously recognized tax benefits. There was no income tax expense recognized for these charges during the three months ended March 31, 2007.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are not currently subject to any U.S federal or state income tax examinations. However, income tax returns for tax years 2003 to 2006 remain open for examination. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not hedge interest rate exposures and have not used derivative financial instruments for speculation or trading purposes. At March 31, 2007, our debt financing consisted primarily of our principal amounts outstanding under our fixed rate term loan. Our borrowings under the term loan are secured by substantially all of our assets.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial and accounting officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial and accounting officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial and accounting officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Not withstanding the material weaknesses described below, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for all periods presented.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood, that a material misstatement of the annual or interim quarterly financial statements will not be prevented or detected.

Management has instituted controls to remediate the deficiencies deemed to be material weaknesses at December 31, 2006 and will reconsider how each deficiency is characterized in public filings after a sufficient period lapses wherein the control can be tested for operating effectiveness (usually two quarters for quarterly controls). Accordingly, management has determined the following material weaknesses in our internal control over financial reporting continue to exist as of March 31, 2007:

•

We did not maintain sufficient staffing of operational and financial resources. We did not maintain an appropriate level of staffing in operational and financial resources to provide the level of controls and analysis required on a timely basis in light of the increasing complexity and growth of our business. The failure to provide an adequate level of staffing resulted in certain accounting processes and controls not being performed on a timely basis and the inability to maintain an adequate control environment, resulting in numerous material adjusting entries being made to the 2006 financial statements after year end. This material weakness contributed to errors such as those relating to proper revenue recognition and accounts receivable, proper accrual of rebates and other liabilities and adjustments to properly account for certain amounts due from our vendors described below.

•

We did not consistently provide adequate communication of information to our finance department. Specifically, we failed to maintain effective communication channels to adequately identify and record certain transactions during 2006. The failure to provide this communication contributed to errors relating to accounting and reporting of expenses and liabilities. This material weakness caused or contributed to, adjustments necessary to appropriately record amounts due to marketing partners, accounts receivable allowances and reserves for deactivations.

•	We did not maintain effective controls over the recordation, accuracy and completeness of activations and services revenue and related accounts receivable.

We did not take steps to adequately identify and appropriately record certain commission and bonus revenue received during the year from various wireless carriers in a timely and accurate manner. Recording amounts received from carriers in the appropriate accounts in a timely and accurate manner is an important business process control that is essential to the correct reporting of amounts in the financial statements. As a result this material weakness contributed to errors in the 2006 financial statements relating to accounting and reporting for revenue and accounts receivable.

We did not utilize an appropriate methodology during 2006 in recording receivables from wireless carriers associated with disputed deactivations, churn bonuses and other carrier related fees. We overstated accounts receivable by using a methodology that could not be supported by past experience, failed to include current factors and other information. As a result of this material weakness, an adjustment was necessary to properly record revenue and related receivables from these fees.

We recorded additional allowances for doubtful accounts receivable during our restatement process. The proper accounting for the allowance for doubtful accounts requires that estimates must be made on the future collectibility of receivables. Specifically in the course of concluding on our analysis of reserves necessary to allow for doubtful collections on disputed accounts receivable, we concluded that an additional reserve was necessary to provide for disputed accounts receivable arising from the most recent month of carrier commissions arising from December 2006 activations. In addition, our estimation process failed to take into account all information from ongoing collection processes in order to properly state our reserves. An addition to our reserves during 2006 was necessary as a result of this material weakness.

•

We did not maintain effective controls over the determination and accuracy of equipment revenue and related accounts receivable. We did not utilize an appropriate methodology during 2006 in recording certain fees due from consumers when contracts are cancelled within specified time periods and the wireless device is not returned to us. Specifically, we overstated related accounts receivable during 2006 by using collection percentages in excess of that which could be supported by past experience. As a result of this material weakness, an adjustment was necessary to properly record revenue and related receivables from these fees.

•

We did not maintain effective controls over the accuracy and completeness of consumer product rebate liabilities. Specifically we did not utilize an appropriate methodology during 2006 in recording rebates payable to eligible consumers. We understated the consumer product rebate liability by not considering the appropriate amount of open periods eligible for rebates and the backlog of possible eligible rebates that had been delivered to outsourced payment service providers. As a result of this material weakness, an adjustment was necessary to properly record product rebate expenses and related payables.

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

Changes in Internal Control Over Financial Reporting

There were changes in our internal control over financial reporting to remediate the 2006 material weaknesses that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

•	On May 31, 2007, Lawrence S. Winkler ceased acting as our Chief Financial Officer;

•	George Z. Moratis was appointed Executive Vice President and Chief Accounting Officer;

•	We have hired several experienced finance employees to support our activations and services revenues and related accounts receivable;

•	We have implemented accounting methodology changes at December 31, 2006 in the areas in which the material weaknesses were identified; and

•	We have implemented several procedural changes to promote improved communication between operations and finance.

Management expects to continue to undertake changes in its operations and procedures throughout 2007 to remediate the material weaknesses identified above.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Legal Matters

On May 7 and 18, 2007, two putative federal securities law class actions were filed in the United States District Court for the District of Columbia on behalf of persons who purchased our common stock between August 2, 2006, and May 3, 2007. These substantially similar lawsuits assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against us, our chief executive officer and our chief financial officer. These claims are related to our April 3, 2007, and May 4, 2007 announcements concerning our restatement of certain previously issued financial statements. Potential plaintiffs have until July 6, 2007, to move the court for appointment as lead plaintiff. We have not yet responded to the complaints. We believe that the allegations contained within these class action lawsuits are without merit and intend to vigorously defend the litigation. However, any adverse resolution on this matter could have a material adverse impact on our financial results.

On August 5, 2004, Avesair, Inc., one of the companies the assets of which we acquired, filed suit against us demanding, among other matters, that we issue to Avesair shares of our common stock valued at approximately $4.0 million as of June 30, 2004. The stock demanded by Avesair represents the maximum value of shares that they could have earned for achieving certain performance-based targets under the asset purchase agreement. We believe the performance-based targets were not achieved and intend to vigorously contest this matter. However, any adverse resolution of this matter could have a material adverse impact on our financial results and if we are required to issue additional shares would result in dilution to our stockholders.

On May 3, 2007, the Federal Communications Commission (FCC) issued an Order of Forfeiture and Further Notice of Apparent Liability in which it imposed a forfeiture of $819,905 against us for being late in complying with certain regulatory obligations that arose in 2004 and 2005 from a business that we sold in December 2005. Those obligations included: registering with the FCC, filing certain reports, and paying certain Universal Service Fund fees. The FCC’s order also proposed imposing an additional fine of $100,000 for not having maintained in 2006 and 2007 a license necessary to conduct the business that was discontinued by us in 2005. As we did not operate the business in 2006 and 2007 we have requested that the proposed fine be dismissed. With regard to the forfeiture itself, we have appealed the decision to the FCC and are awaiting a ruling. This forfeiture issue was initially raised by the FCC in July 2005. We advised the FCC then, and believe now, that no fine is appropriate under the circumstances.

Fifteen related putative federal court class actions have been filed against us arising out of InPhonic-sponsored rebate offers for online purchases of wireless telephones. Several of these lawsuits also name either our current or former third-party rebate processor as a defendant. On October 25, 2006 we received a decision by the Judicial Panel on Multidistrict Litigation (“JPML”) granting our motion to consolidate the federal court actions in the United States District Court for the District of Columbia before the Honorable Ellen Segal Huvelle. The consolidated amended class action complaint, alleges, among other things, that we and our current or former third-party rebate processor (depending on the particular claim) violated the consumer protection laws of all 50 states, various D.C. state laws and the federal RICO (anti-racketeering) statute in connection with our disclosure and implementation of the terms and conditions of rebate offers. The class action plaintiffs seek compensatory damages and/or restitution, statutory penalties and treble damages under D.C. consumer protection laws and RICO, attorneys’ fees and punitive damages, as well as injunctions concerning the content of our websites. The federal lawsuit is in an early stage. We intend to vigorously defend that action but cannot predict its outcome.

On or about March 21, 2007, a complaint was filed in New York state court, asserting a claim relating to InPhonic-sponsored rebate offers under the New York Deceptive Trade Practices Act on behalf of a proposed class of New York consumers. We have filed a motion to dismiss the action, or alternatively to stay the action, under New York law because the plaintiff’s claim and the proposed class are already part of the complaint in the case in D.C. federal court. The company is awaiting a ruling on its motion to dismiss or to stay. The lawsuit is in an early stage. We intend to vigorously defend that action but cannot predict its outcome.

On April 27, 2007 we and the Federal Trade Commission (FTC) announced that we had entered into a consent agreement with the FTC in which InPhonic agreed to clearly and prominently disclose certain information regarding its rebate offers, such as when consumers can expect to receive their rebates, any time period that consumers must wait before submitting a rebate request, and certain information that would disqualify a consumer from receiving a rebate. We also agreed to provide rebates within time frames and under terms and conditions reasonably specified by us in our communications with our customers. We also agreed to provide rebates to certain customers who had previously been denied them. The FTC approved the final consent arrangements on June 8, 2007.

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

We have experienced significant net losses each year since our inception in 1999. For the three months ended March 31, 2007 we had net losses of $27.8 million. As of March 31, 2007, we had an accumulated deficit of $256.2 million. We may continue to incur net losses, and we cannot assure you that we will be profitable in future periods. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. Our financial results may also be impacted by stock-based compensation charges and possible limitations on the amount of net operating loss carryforwards that we can utilize annually in the future to offset any taxable income. Our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue or achieve profitability, we will continue to incur significant losses. We may then be forced to reduce operating expenses by taking actions not contemplated in our business plan, such as discontinuing sales of certain of our wireless services and devices, curtailing our marketing efforts or reducing the size of our workforce.

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

We depend upon a small number of wireless carriers for a substantial portion of our revenue and the loss of any one of these relationships could cause our revenue to decline substantially. In addition, the increasing consolidation in the wireless industry, as evidenced by Cingular’s acquisition of AT&T Wireless and Sprint’s merger with Nextel, has caused the number of wireless carriers to decline and could result in further revenue and pricing pressure. For the three months ended March 31, 2007 revenue from Cingular, T-Mobile, Sprint Nextel and Verizon Wireless each represented greater than 10% of our total revenue and an aggregate of 80%, and for fiscal year 2006, revenue from Cingular, T-Mobile and Sprint Nextel each represented greater than 10% of our total revenue and an aggregate of 74%. Our wireless carriers could terminate their agreements with us without penalty and with little notice. Our agreements with these carriers are non-exclusive, and they have entered into similar agreements with our competitors, which may be on more favorable terms. Our revenue may decline if:

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

At March 31, 2007 and December 31, 2006, the four wireless carriers accounted for approximately 83% and 74% of our total accounts receivable, net of deactivation reserves. If we are unable to collect amounts due from these and the other wireless carriers, our business could be adversely affected. Collection of our accounts receivable is critical as such cash is a key source of our liquidity.

The restatements of our consolidated financial statements may subject us to actions or additional litigation which could have an adverse effect on our business, results of operations, financial condition and liquidity.

We have recently restated our unaudited financial statements for the quarterly periods ended March 31, 2006, June 30, 2006 and September 30, 2006 each as filed on Form 10-Q as well as the unaudited financial results for the quarter and year-ended December 31, 2006 included in our earnings release issued on February 22, 2007. Putative class actions have been filed with respect to these matters. These or other actions could result in our having to pay fines or other penalties or damages and could have an adverse effect on our business, results of operations, financial condition and liquidity. The restatements may also result in negative publicity and we may lose or fail to attract and retain key customers, employees and management personnel as a result of these matters.

Certain consequences of our late filing of our Quarterly Report on Form 10-Q for the fiscal quarter-ended March 31, 2007 under the federal securities laws may adversely affect our financial condition and results of operations, including our ability to raise capital.

Our failure to file timely our Quarterly Report on Form 10-Q for the fiscal quarter-ended March 31, 2007 may adversely affect our ability to access the capital markets. We are ineligible to use a “short-form” registration that allows us to incorporate by reference future reports on Form 10-K, Form 10-Q and other SEC reports into our registration statements, or shelf registration until we have filed all of our periodic reports in a timely manner for a period of twelve months. As a result, any attempt to access the capital markets could be more expensive or be subject to delays compared to if we were able to use a short-from registration.

Because of the delayed filing of our periodic reports, we face delisting from NASDAQ which would adversely affect the trading price of our common stock.

As a result of the restatement and the delayed filing of our periodic reports with the SEC, on May 14, 2007, we received a NASDAQ staff determination letter indicating that we had failed to comply with the filing requirement for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14) due to our failure to timely file our Form 10-Q for the period ended March 31, 2007, and that our securities are, therefore, subject to delisting from the NASDAQ Global Market. We previously received and announced a NASDAQ staff determination letter with respect to our failure to timely file our Form 10-K for the fiscal year ended December 31, 2006. We requested and subsequently attended a hearing before the NASDAQ Listing Qualifications Panel on May 24, 2007 to appeal both staff determinations and presented a plan to cure both filing deficiencies and regain compliance. We filed our Annual Report on Form 10-K on June 1, 2007 and are filing this Quarterly Report on Form 10-Q, both as part of our plan to regain compliance. Both NASDAQ delisting actions have been automatically stayed pending the NASDAQ Panel’s decision, and our common stock will continue to be listed on the NASDAQ Global Market until the Panel issues its decision and during any extension that is allowed by the Panel.

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

As discussed in Item 9A, Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2006, we identified and reported to our Audit Committee and independent registered public accounting firm six material weaknesses in our internal control over financial reporting, as of December 31, 2006.

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

As a result of these material weaknesses, we determined that our internal control over financial reporting was not effective as of December 31, 2006. These material weaknesses resulted in adjustments to our revenue, accounts receivable, inventories and cost of sales that caused us to restate our unaudited financial statements for the quarterly periods ended March 31, 2006, June 30, 2006 and September 30, 2006 each as filed on Form 10-Q as well as the unaudited financial results for the quarter and year-ended December 31, 2006 included in the our earnings release issued on February 22, 2007.

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

In the event we do not meet our financial or affirmative covenants under our term loan, we cannot ensure the receipt of a waiver of or extension of time to comply with our covenants

We have recently entered into six amendments of our credit facility that among other matters, extended the date for compliance with the requirement to deliver audited financial statements for the year-ended December 31, 2006 and unaudited financial statements for the quarter-ended March 31, 2007. Although we have been able to obtain an extension of the period for compliance with this covenant in the past, there is no assurance that we will be in compliance with our covenants in the future, and if we are not in compliance, that our lenders will agree to amend them.

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

We require access to significant working capital and trade credit to fund our day-to-day operations.

We rely on trade credit available from wireless carriers and handset manufacturers to maintain adequate inventory of wireless devices. If our rate of collection of activation commissions and bonus revenue declines, or the rate of chargeback of our customers increases, such that our trade credit proves insufficient, we may not be able to maintain adequate levels of inventory to fulfill wireless device activations. Our trade lines of credit are generally terminable by the vendor at any time. Any significant termination of these arrangements could adversely impact our ability to deliver fulfill orders for wireless devices and reduce our working capital availability.

We may require additional cash to operate our business, which may not be available on terms acceptable to us, or at all.

Since our inception, our operating and investing activities have used more cash than they have generated. We expect our uses of cash over the next 12 months to include funding our operations, expanding our customer base, maintaining and enhancing our e-commerce platform and focusing on customer service. As of March 31, 2007, we had cash and cash equivalents of $53.4 million, including borrowings under our term loan of $75.0 million. While we believe that our current cash and cash equivalents, short-term investments, and amounts available under our term loan and trade credit available from wireless carriers and handset manufacturers will be sufficient to fund our near-term working capital and capital expenditures, our revenue may not meet our expectations, we may be unable to control costs or we may incur additional expenses, including capital expenditures.

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

As of March 31, 2007, we had approximately $273.2 million of federal and state net operating loss carryforwards. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income. If such a change in our ownership occurs, our ability to use our net operating loss carryforwards in any fiscal year may be significantly limited under these provisions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases we made during the quarter ended March 31, 2007, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act (1):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period
January 1, 2007 to January 31, 2007	92,960	$10.98	92,960	$25,743,747
February 1, 2007 to February 28, 2007	—	—	—	25,743,747
March 1, 2007 to March 31, 2007	464,114	11.43	464,114	20,438,924

First Quarter 2007 Totals	557,074	$11.35	844,574	$20,438,924

(1)	Share purchases, if any, are made pursuant to the stock repurchase plan announced in November 2006 authorizing the purchase of up to $30 million of our common stock. The plan expires in August 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Accounting Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INPHONIC, INC.

By:	/S/ DAVID A. STEINBERG
David A. Steinberg Chairman of the Board and Chief Executive Officer

By:	/S/ GEORGE Z. MORATIS
George Z. Moratis Chief Accounting Officer

Date: June 19, 2007