Form 10-Q
period 2007-06-30
INPHONIC INC
filed 2007-08-09
CIK 1133324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes  ☐.    No  ☒ .

The registrant had 36,927,017 shares of common stock outstanding as of July 31, 2007.

INPHONIC, INC.

INDEX

FORM 10-Q

PART I

ITEM 1.	FINANCIAL STATEMENTS

INPHONIC, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share and share amounts)

	December 31, 2006	June 30, 2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$89,972	$22,543
Accounts receivable, net of allowance for doubtful accounts of $9,749 and $15,241, respectively	63,820	50,393
Inventory, net	23,164	13,882
Prepaid expenses	6,507	5,455
Deferred costs and other current assets	3,122	3,277
Current assets of discontinued operations	391	115

Total current assets	186,976	95,665
Restricted cash and cash equivalents	38	38
Property and equipment, net	22,746	25,604
Goodwill	38,223	38,223
Intangible assets, net	8,092	6,475
Deposits and other assets	8,330	15,235

Total assets	$264,405	$181,240

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$85,975	$76,258
Accrued expenses and other liabilities	22,521	18,719
Current portion of deferred revenue	16,604	14,798
Current maturities of capital leases	301	280
Current liabilities of discontinued operations	1,103	1,103

Total current liabilities	126,504	111,158
Long-term debt and capital lease obligations, net of current maturities	63,826	65,385
Deferred revenue, net of current portion	478	351

Total liabilities	190,808	176,894

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value
Authorized 200,000,000 shares at December 31, 2006 and June 30, 2007; issued and outstanding 37,138,480 and 36,926,080 shares at December 31, 2006 and June 30, 2007, respectively	371	369
Additional paid-in capital	301,611	300,825
Accumulated deficit	(228,385)	(296,848)

Total stockholders’ equity	73,597	4,346

Total liabilities and stockholders’ equity	$264,405	$181,240

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenue:
Activations and services	$74,216	$66,780	$140,958	$151,541
Equipment	17,912	12,642	38,148	29,286

Total revenue	92,128	79,422	179,106	180,827
Cost of revenue, exclusive of depreciation and amortization:
Activations and services	1,065	621	1,325	1,384
Equipment	50,510	53,093	98,431	118,755

Total cost of revenue	51,575	53,714	99,756	120,139
Operating expenses:
Sales and marketing, exclusive of depreciation and amortization	27,408	30,514	54,130	61,959
General and administrative, exclusive of depreciation and amortization	16,908	26,519	30,139	50,395
Depreciation and amortization	3,960	5,829	7,443	11,220
Restructuring	1,906	340	1,906	340

Total operating expenses	50,182	63,202	93,618	123,914

Operating loss	(9,629)	(37,494)	(14,268)	(63,226)

Other income (expense):
Interest income	547	326	1,174	1,003
Interest expense	(288)	(3,476)	(624)	(6,138)

Total other income (expense)	259	(3,150)	550	(5,135)

Loss from continuing operations	(9,370)	(40,644)	(13,718)	(68,361)
Discontinued operations:
Loss from discontinued operations	(206)	(4)	(171)	(102)

Net loss	$(9,576)	(40,648)	$(13,889)	$(68,463)

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.26)	$(1.06)	$(0.38)	$(1.77)
Loss from discontinued operations	(0.01)	(0.00)	(0.01)	(0.00)

Basic and diluted net loss per share	$(0.27)	$(1.06)	$(0.39)	$(1.77)

Basic and diluted weighted average shares outstanding	35,856,253	38,265,453	35,529,454	38,654,575

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2006	37,138,480	$371	$301,611	$(228,385)	$73,597
Stock-based compensation expense	—	—	6,722	—	6,722
Repurchase and retirement of common stock	(1,021,074)	(10)	(10,716)	—	(10,726)
Exercise of common stock options,					—
restricted stock awards and other	808,674	8	3,208	—	3,216
Net loss	—	—	—	(68,463)	(68,463)

Balance, June 30, 2007	36,926,080	$369	$300,825	$(296,848)	$4,346

See accompanying notes to unaudited condensed consolidated financial statements

INPHONIC, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(13,889)	$(68,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,443	11,220
Increase (decrease) in allowance for doubtful accounts	(997)	5,492
Non-cash interest expense, sales and marketing expense and other	135	2,244
Stock-based compensation, excluding related payroll taxes	7,110	6,349
Changes in operating assets and liabilities
Accounts receivable	(20,928)	8,211
Inventory	(3,454)	9,282
Prepaid expenses	(2,336)	(948)
Deferred costs and other assets	4,295	(155)
Deposits and other assets	161	(937)
Accounts payable	21,037	(9,717)
Accrued expenses and other liabilities	(2,722)	(7,221)
Deferred revenue	(3,678)	(1,933)

Net cash used in operating activities	(7,823)	(46,576)
Cash flows from investing activities:
Capitalized expenditures, including internal capitalized labor	(8,874)	(12,159)
Cash paid for acquisitions	(3,028)	(1,000)
Cash paid for the purchase of intangible assets	(193)	—
Purchase of short-term investments	(5,000)	—
Proceeds from the sale of assets of discontinued operations	1,110	—
Reduction in restricted cash and cash equivalents	400	—
Other	—	(50)

Net cash used in investing activities	(15,585)	(13,209)
Cash flows from financing activities:
Principal repayments on capital leases	(213)	(134)
Cash paid for repurchase of common stock	(503)	(10,726)
Proceeds from exercise of options, warrants and other	752	3,216

Net cash provided by (used in) financing activities	36	(7,644)

Net decrease in cash and cash equivalents	(23,372)	(67,429)
Cash and cash equivalents, beginning of the period	70,783	89,972

Cash and cash equivalents, end of the period	$47,411	$22,543

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	$263	$2,719
Supplemental disclosure of non-cash activities:
Issuance of common stock in business acquisitions	3,856	—
Issuance of warrant to purchase common stock to vendor	3,228	—
Stock-based compensation capitalized as internal labor	325	302

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

Our operations are subject to certain risks and uncertainties including, among others, the availability of additional cash to operate our business on terms acceptable to us; actual and potential competition by entities with greater financial resources; rapid technological changes and the need to retain key personnel and protect intellectual property.

Since inception we have incurred net losses attributable to common stockholders of approximately $296,848. For the six months ended June 30, 2007 we incurred a net loss of $68,463 and used cash of $67,429. As of June 30, 2007 we had $22,543 of cash and cash equivalents on hand and a working capital deficit (current assets less current liabilities) of $15,495. Our plans to improve working capital, liquidity and cash flows include the outsourcing of our inventory management, logistics and fulfillment operations and the sale of inventory on hand to the outsourced provider; the reduction of certain operating costs and expenses including a reduction in advertising expenses incurred on programs not attaining minimum contribution thresholds; general and administrative expense reductions as a result of a decrease in the number of employees and temporary labor that occurred in June 2007. In addition to these reductions, we are also focusing attention on our customer activation and carrier collection activities to improve consumer deactivation rates and carrier collections that have contributed to decreases in revenue in recent months. On August 8, 2007, we entered into Amendment No. 9 to our credit agreement pursuant to which we may borrow $15,000 of proceeds for general corporate purposes. We are required to repay these proceeds with proceeds received upon the completion of a sale of our inventory and outsourcing of our inventory management, logistics and fulfillment operations, (the “Inventory Transaction”), which must be completed by September 30, 2007. On August 1, 2007, we entered into a non-binding letter of intent with Brightstar US, Inc., pursuant to which the parties propose to enter into a definitive agreement to consummate the Inventory Transaction. However, we can provide no assurance that any definitive agreement will be signed or that the closing will occur. While no absolute assurances can be provided, we believe the steps we are taking to improve our liquidity and working capital position will be successful in maintaining adequate levels of liquidity in order to operate our business for the foreseeable future. Execution of business plan in future years may require additional infusions of capital.

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

Wireless Services: We generate revenue from wireless carriers, including a satellite television carrier, who pay commissions and volume and performance-based bonuses, for activating wireless services and features on

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

their networks. We recognize commissions from wireless carriers upon shipment of activated devices to the customer. In addition to activation commissions, certain carriers pay us a monthly residual fee either for as long as a customer who we activate for that carrier continues to be its subscriber, or for a fixed period of time depending on the carrier. Within our Satellite Television business unit, we receive satellite activation certificates evidencing activation rights in advance of their resale to customers. Revenue from satellite television customers includes commissions earned at the time of the satellite service activation, net of an estimate for deactivations, as we are acting as an agent in the transaction. Revenue is reduced for estimated deactivations of the carrier’s wireless services by customers prior to the expiration of a time period that ranges 90 to 180 days from the date of activation, depending on the wireless carrier. We estimate deactivations based on historical experience, which we developed based on our experience with carriers, customer behavior and sources of customers, among other factors, allowing us to accrue estimates with what we believe is a high degree of certainty. If we determine that we cannot accurately predict future deactivation experience, we may be required to defer 100% of our deactable carrier commissions revenue until the expiration of the appropriate chargeback period. Our reserves for deactivations are included in accounts receivable and deferred revenue on the accompanying balance sheets. Accounts receivable at December 31, 2006 and June 30, 2007 included the reserve for deactivations of $7,450 and $6,022, respectively. Deferred revenue at December 31, 2006 and June 30, 2007 included the reserve for deactivations of $14,735 and $11,174, respectively.

In addition to receiving commissions for each wireless subscriber activated, we earn performance bonuses from the wireless carriers based on negotiated performance targets. The most significant bonuses we earn are the quarterly volume bonuses, which we collect from wireless carriers on a monthly basis, based on current month activations. We record these bonuses as deferred revenue at the time of billing until we achieve the quarterly targets. We also earn other quarterly bonuses from certain carriers for maintaining low customer churn and signing up wireless customers for certain additional monthly “features” such as data service or text messaging. Wireless carriers also periodically offer bonuses for achieving monthly volume and other performance targets. We recognize these monthly bonuses as earned in accordance with the provisions of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”). Revenue is recognized only when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. Amounts collected in cash prior to meeting the above criteria are recorded as deferred revenue. As of December 31, 2006 and June 30, 2007, our estimated reserve for deactivations of feature activations was $629 and $865, respectively.

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

Data files supported by our billing records related to differences are submitted monthly to each carrier for resolution. Resolution of these differences is usually an iterative process and it can take up to 12 months or longer for final resolution of any difference. Information is exchanged between us and the carrier throughout this process. We recognize revenue based on the underlying data maintained in our back-office sales information systems unless the carrier provides us details that supersedes our information. Given the nature of these differences and based on our experience in resolving such items with the carriers, we are also able to determine an appropriate reserve against revenue to reflect the likely success or failure of resolving these differences. In certain instances when a wireless carrier denies a claim we may fail in resolving differences of this nature, we will write-off the related accounts receivable while pursuing further collection efforts and will record into income at a future date if collected. To the extent that we collect commission or other fee payments in excess of expectations, we will record revenue in the period of receipt net of estimated chargeback requirements.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

MVNE Services:

We offer marketers the ability to sell wireless services to their customers under their own brands using our e-commerce platform and operational infrastructure through MVNE contracts. We receive fees for development of the network platform, as well as for operational support services. We defer the fees attributable to the production of the network platform and recognize these fees and costs over the expected life of the agreement (typically 12 to 48 months). Fees received for custom functional enhancements to the network platform and for operational services are deferred until all revenue criteria have been satisfied. Deferred revenue from MVNE contracts as of December 31, 2006 and June 30, 2007 included $1,195 and $717, respectively.

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

In the event a customer terminates their wireless service with the carrier within six months of activation or opts not to return the wireless device to us within the time frames permitted within our return policy, in many instances our sales contracts with the customer permit us to charge the customer an EDP termination fee. Prior to the three months ended June 30, 2006, revenue recognition of such fee was deferred until such fee was collected from the customer pursuant to SAB 104 as we did not have adequate historical collection data to reasonably estimate the ultimate collectibility of the receivable. Beginning April 1, 2006, we began to estimate EDP termination fee revenue based on historical experience of customer collection behavior which we have developed over a time period of 24 months which provides the basis on which to accrue revenue with an appropriate assurance of collectibility pursuant to SAB 104. As of March 31, 2006, $293 of such revenue was deferred, which would have been accrued for in the event that we had adequate customer collection history, less an estimated reserve for uncollectible amounts. As of December 31, 2006 and June 30, 2007, accounts receivable for such EDP termination fees approximated $1,686 and $1,126, respectively.

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

In accordance with SFAS No. 144, we are required to evaluate the carrying value of long-lived assets and certain intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At December 31, 2006 and June 30, 2007, we did not believe any such conditions existed. Had these conditions existed, we would have assessed the recoverability of the carrying value of our long-lived assets and amortizable intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we would have projected estimated cash flows based on various operating assumptions such as average revenue per activation, deactivation rates, and sales and workforce productivity ratios. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, we would have been required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized and are evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment may have occurred. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we have selected the fourth quarter to perform the annual impairment test. SFAS No. 142 requires us to compare the fair

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

value of the reporting unit to its carrying amount on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. The fair value for goodwill and other intangible assets not subject to amortization is determined based on discounted cash flows, market multiples or other measures, as appropriate. Based on our assessment for the year ended December 31, 2006, no impairments of goodwill or other intangible assets were noted. There were no other indications of impairment existing at June 30, 2007.

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

Fair Value of Financial Instruments

Our financial instruments, as defined under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, include our cash, accounts receivable, accounts payable and borrowings under our term loan. The fair value of cash, accounts receivable, and accounts payable were equal to their respective carrying values at December 31, 2006 and June 30, 2007. Historically, we have not experienced any losses due to such concentration of credit risk.

As of June 30, 2007, the carrying value of the term loan was $65,225 and the fair value of the debt approximated $73,414. The carrying value of the debt was recorded at a discount primarily as the result of a portion of the proceeds allocated to the fair value of detachable warrants issued with the debt. See Note 5 for further discussion.

Concentration Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable and accounts payable. We extend credit to wireless network carriers (“carriers”) on an unsecured basis in the normal course of business. Four carriers accounted for 74% and 79% of accounts receivable, net of the deactivation reserve, as of December 31, 2006 and June 30, 2007, respectively.

For the three and six month periods ended June 30, 2006 and for the three months ended June 30, 2007, revenue from three carriers exceeded 10% of our total revenue. For the six months ended June 30, 2007, revenue from four carriers exceeded 10% of our total revenue. Revenue as a percentage of total revenue for these carriers was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Carrier A	35%	33%	35%	34%
Carrier B	16%	20%	15%	20%
Carrier C	16%	15%	16%	15%
Carrier D	9%	9%	9%	10%

Total	76%	77%	75%	79%

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

We are extended credit from wireless carriers at up to 30 days in the normal course of business to purchase certain handset equipment, and in certain instances such credit may be extended for a period of up to 180 days. The carriers described above accounted for approximately 50% and 36% of accounts payable as of December 31, 2006 and June 30, 2007, respectively.

We depend primarily on our carriers to supply cellular phones and accessories in a timely manner in adequate quantities and consistent quality. If we are unable to obtain handset equipment in adequate quantities, we may incur delays in shipment or be unable to meet demand for our products. For the three and six month periods ending June 30, 2006, two carriers accounted for approximately 48% and 50% of our total purchases of handset equipment, respectively. For the three and six month periods ending June 30, 2007, two carriers accounted for approximately 52% and 49% of our total purchases of handset equipment, respectively.

(g)	Accounts payable

Accounts payable at December 31, 2006 and June 30, 2007 consisted of:

	As of
	December 31, 2006	June 30, 2007
Trade payables for inventory	$50,989	$32,859
Other accounts payable	34,986	43,399

	$85,975	$76,258

(h)	Accrued Consumer Liabilities

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

(i)	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2006 and June 30, 2007 consisted of:

	As of
	December 31, 2006	June 30, 2007
Commitment to purchase advertising	$—	$4,490
Accrued consumer liabilities, including accrued rebates	8,203	1,803
Accrued payroll and related expenses	1,685	1,173
Accrued acquisition costs and severance costs	1,674	501
Accrued sales taxes payable	443	306
Accrued interest	995	1,938
Accrued product costs	2,245	1,926
Other	7,276	6,582

	$22,521	$18,719

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

(j)	Restructuring Costs

In June 2007, we implemented a restructuring plan to reduce our costs of operations. We reduced our employee headcount and cancelled certain sales and marketing initiatives, information and technology projects and other capital expenditures. For the three and six months ended June 30, 2007, we recognized approximately $340 related to severance benefits in connection with the termination of 37 employees that will be paid out in cash on a monthly or bi-monthly basis over the terms of their respective severance agreements. As of June 30, 2007, we had $201 accrued for the unpaid amounts relating to these benefits which we have included in accrued expenses in the accompanying balance sheets and for which we expect to pay by December 31, 2007. We will continue to review our operations throughout the 2007 fiscal year to determine if additional operating costs can be reduced or avoided and other efficiencies identified.

During the three months ended June 30, 2006, we implemented a restructuring plan related to changes in our management and operational structure. For the three and six months ended June 30, 2006, we recognized $1,906 related to the termination of our former president and chief operating officer and 13 other senior executives and employees. Of this amount, $594 related to severance benefits that was paid out in cash to the recipients on a monthly or bi-monthly basis over the terms of their respective severance agreements and $1,312 related to severance expenses incurred as a result of the modification of stock-based compensation awards under which vesting of 50% of unvested restricted share and option awards was accelerated for three of the former employees. In addition, accrued liabilities included $368 related to the acceleration of the stock-based compensation awards described above under which the underlying shares of common stock were not distributed to two of the recipients by June 30, 2006. All amounts under the 2006 plan have been paid or issued as of June 30, 2007.

(k)	Stock-Based Compensation

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

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

The following table summarizes the activity for stock options held by employees and non-employees for the three months ended June 30, 2007.

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Balance January 1, 2007	4,043,103	$9.01
Granted	462,600	5.97
Exercised	(505,278)	6.54
Forfeited	(332,237)	10.88

Balance June 30, 2007	3,668,188	$8.79	7.54	$613

Ending vested & expected to vest	3,476,319	$8.83	7.46	$609

Exercisable at June 30, 2007	2,111,555	$8.82	6.77	$500

The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $2,615 and $332, respectively.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. We granted 462,600 and 886,900 options to employees for the six months ended June 30, 2007 and 2006. The weighted average grant date fair value for the options granted during the six months ended June 30, 2007 and 2006 was $3.62 and $4.29, respectively, based on the following assumptions used in the Black-Scholes option pricing model:

	For the Six Months Ended June 30,
	2006	2007
Expected volatility	72.00%	72.00%
Risk free interest rate	4.75%	4.94%
Expected dividend rate	0.00%	0.00%
Expected life (in years)	5.8	4.6

Restricted Common Stock—The restrictions on the common stock granted to certain of our employees and members of our board of directors lapse and the stock vests over periods ranging up to four years from the grant date. The following table summarizes the activity for restricted stock for the six months ended June 30, 2007.

	Number of Restricted Stock Awards	Weighted-average grant date fair value
Non-vested at January 1, 2007	2,964,649	$10.20
Granted	1,005,500	5.97
Vested	(142,160)	10.66
Surrendered for taxes	(7,019)	16.32
Forfeited	(26,612)	9.47

Non-vested at June 30, 2007	3,794,358	$9.05

The fair value of each share of restricted stock granted is estimated on the grant date using the closing market price of our stock on the grant date. We granted 1,205,127 of restricted stock for the six months ended June 30, 2006 with a weighted average grant date fair value of $6.21. The total grant date fair value of shares vested during the six months ended June 30, 2007 and 2006 was approximately $1,515 and $4,899, respectively.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

Stock Purchase Warrants—The following table summarizes warrant activity for the six months ended June 30, 2007:

	Number of warrants	Weighted average exercise price	Range of exercise
Balance January 1, 2007	2,565,965	$4.59	$0.03 -24.00
Granted	—	—	—
Exercised	(150,735)	9.85	2.49 - 11.16
Surrendered for cashless exercise	(476,655)	11.05	2.49 - 11.16
Forfeited	(3,334)	0.03	0.03

Balance at June 30, 2007	1,935,241	$2.59	$0.03 -24.00

In April 2006, we issued an additional warrant to purchase 188,775 shares of our common stock to a vendor that is exercisable upon certain performance conditions. The exercise price of the warrant will be based on the trading price of our common stock at the time the performance conditions are met by the vendor. Once it is probable that the vendor will achieve the performance conditions set forth under the terms of the warrant, the fair value of the warrant will be amortized to sales and marketing expense over the remaining contractual term of the vendor commitment. Warrants outstanding at June 30, 2007 were exercisable for 1,935,241 shares of our common stock, excluding this contingent warrant.

Stock-based compensation, which includes compensation recognized on stock option grants and restricted stock awards, has been included in the following line items in the accompanying condensed consolidated financial statements. Share-based compensation capitalized as part of our internally developed software was $163 and $302 for the three and six months ended June 30, 2007 and was $177 and $325 for the three and six months ended June 30, 2006, respectively. There was no tax benefit recognized in the statements of operations for stock-based awards in either period.

Statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Sales and marketing	$819	$784	$1,538	$1,457
General and administrative	2,097	2,459	4,260	5,018
Restructuring	1,312	—	1,312	—

	$4,228	$3,243	$7,110	$6,475

As of June 30, 2007, there was approximately $33,718 of total unrecognized compensation cost related to our stock option and restricted share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 1.6 years. Included in the table above is a reduction of compensation cost for stock options issued to non-employees of $33 and $19 for the three and six months ended June 30, 2007, respectively.

(l)	Advertising Costs

We expense advertising and other marketing costs as incurred and principally include amounts paid to marketing partners based on the delivery of customers to our websites for wireless activation and services.

In January 2007, we launched our services on a partnered website. In connection with the launch of these services and the related agreement, we have paid $4,000 of cash and expect to pay an additional $8,000 of cash in quarterly installments over a 3 year period for the purchase of certain advertising services, including banner ads and other similar advertising. We have accounted for these cash payments as direct response advertising in accordance with the AICPA Statement of Position 93-7, Reporting on Advertising Costs, (“SOP 93-7”). We expect to amortize the deferred costs ratably based on the revenue and cost of revenue expected to be generated over the 5 year contractual life. As of June 30, 2007, we have included $4,298 in other long-term assets, the recoverability of which is dependent upon our realizing sufficient revenues from this program.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

(m)	Net Loss per Share

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

The following table reconciles net loss and basic and diluted weighted average common shares outstanding to the historical or pro forma net loss and the pro forma basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2006 and 2007. Weighted average shares presented for the three and six months ended June 30, 2007 includes the effect of 1,250,000 shares representing detachable warrants issued with the term loan on November 6, 2006, as described in Note 5. These warrants are exercisable at $0.01 per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net loss from continuing operations	$(9,370)	$(40,644)	$(13,718)	$(68,361)
Net income (loss) from discontinued operations	(206)	(4)	(171)	(102)

Net loss	$(9,576)	$(40,648)	$(13,889)	$(68,463)

Weighted average shares outstanding	35,856,253	38,265,453	35,529,454	38,654,575
Basic and diluted earnings per share:
Net loss from continuing operations	$(0.26)	$(1.06)	$(0.38)	$(1.77)
Net income (loss) from discontinued operations	(0.01)	(0.00)	(0.01)	(0.00)

Basic and diluted earnings per share	$(0.27)	$(1.06)	$(0.39)	$(1.77)

During the three and six months ended June 30, 2007 and 2006, we incurred a net loss. If our outstanding common stock equivalents were exercised or converted into common stock, the result would have been anti-dilutive and, accordingly, basic and diluted net loss attributable to common stockholders per share are identical for all periods presented in the accompanying condensed consolidated statements of operations. The following summarizes our potential outstanding common stock equivalents as of the end of each period:

	June 30,
	2006	2007
Options to purchase common stock	5,299,305	3,668,188
Restricted stock awards	1,893,916	3,794,358
Warrants to purchase common stock	1,525,065	2,124,016

Total common stock equivalents convertible into common stock	8,718,286	9,586,562

(n)	Income Taxes

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

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of our adoption of FIN 48, we did not have any accrued interest or penalties associated with the possibility of incurring these previously recognized tax benefits. There was no income tax expense recognized for these charges during the three and six months ended June 30, 2007.

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

(o)	Recent Accounting Pronouncements

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

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

(3)	Discontinued Operations

On December 31, 2005, we completed the sale of substantially all of the operating assets of our Liberty Wireless business.

Summary of operating results for the discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenue	$—	$—	$—	$—
Costs and expenses	(206)	(4)	(171)	(102)

Income (loss) from discontinued operations	$(206)	$(4)	$(171)	$(102)

	As of
	December 31, 2006	June 30, 2007
Accounts and notes receivable, net	$391	$115

Assets of discontinued operations	$391	$115

Other accrued expenses	$1,103	$1,103

Liabilities of discontinued operations	$1,103	$1,103

(4)	Long-Lived Assets

Property and Equipment

Property and equipment, stated net of accumulated depreciation and amortization, consisted of the following as of December 31, 2006 and June 30, 2007:

	December 31, 2006	June 30 2007
Computer and equipment	$10,187	$12,083
Software	6,367	7,759
Furniture and fixtures	785	847
Leasehold improvements	2,039	2,293
Other equipment	554	935
Capitalized leases	1,397	1,397
Less: Accumulated depreciation and amortization	(13,101)	(15,659)

	8,228	9,655

Website and internal software development costs	31,169	39,575
Less: Accumulated depreciation and amortization	(16,651)	(23,626)

Website and internal software development costs, net	14,518	15,949

Total property and equipment, net	$22,746	$25,604

Depreciation expense for the three and six months ended June 30, 2006 was $2,882 and $5,321, respectively. Depreciation expense for the three and six months ended June 30, 2007 was $5,127 and $9,603, respectively.

Website and internal software development costs

We capitalized a total of approximately $153 and $281 during the three and six months ended June 30, 2006 and $276 and $607 during the three and six months ended June 30, 2007, respectively, relating to the development of the e-commerce platform. In addition, we capitalized costs incurred to develop certain internal use software of approximately $3,967 and $6,781 during the three and six months ended June 30, 2006 and $3,492 and $7,800 during the three and six months ended June 30, 2007, respectively. We amortize the web

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

development costs over a period of 18 months and internal use software costs over a period of 24 months. These costs are included in depreciation and amortization in the accompanying consolidated statements of operations. Amortization expense on the e-commerce platform and other internal use software development costs was approximately $1,864 and $3,374 for the three and six months ended June 30, 2006 and Approximately $3,678 and $6,976 for the three and six months ended June 30, 2007, respectively.

Acquired Intangible Assets

We amortize intangible assets on a straight-line basis over periods ranging from one to ten years. Intangible assets for our acquired trade name have indefinite lives. During the three months and six months ended June 30, 2007, we had no additions to our intangible assets. Amortization expense was $1,078 and $2,122 for the three and six months ended June 30, 2006 and was $703 and $1,617 for the three and six months ended June 30, 2007, respectively.

During the three and six months ended June 30, 2007 we had no additions to our goodwill. Goodwill as of December 31, 2006 and June 30, 2007 was $38,223.

(5)	Debt

Debt consisted of the following:

	December 31, 2006	June 30, 2007
Borrowings under term loan	$75,000	$75,000
Capital leases	574	440

	75,574	75,440
Less discount from warrant issuance	(11,447)	(9,775)
Less current maturities	(301)	(280)

Long-term debt	$63,826	$65,385

$100 million term loan

On November 7, 2006, we executed a $100,000 aggregate principal amount senior secured term loan with Goldman Sachs Credit Partners, L.P., Citicorp North America, Inc. and AP InPhonic Holdings Inc. bearing a fixed rate of interest of nine percent per annum and secured by substantially all our assets. The term loan matures in November 2011 however beginning in November 2009, we have the ability to repay principal on the loan without penalty and conversely, the lenders have the right to call the remaining outstanding principal of the debt without penalty. As additional consideration, we also granted the lenders warrants to purchase 1,250,000 shares of our common stock at an exercise price of $0.01 per share. We received proceeds of $75,000 aggregate principal amount of the term loan proceeds on November 7, 2006, and were required to draw down the remaining amount by July 31, 2007. Proceeds from the term loan were used to repay all indebtedness under the existing credit facility, fund share repurchases of our common stock, and for general corporate and working capital needs. Accrued but unpaid interest on the term loan was $1,900 and $994 at June 30, 2007 and December 31, 2006, respectively and included as accrued expenses and other current liabilities on the accompanying balance sheets.

On August 8, 2007, we entered into an agreement with our secured lenders, pursuant to which we have an additional $15,000 available for borrowing under the term loan. In addition, we amended the credit agreement to reduce the loan commitment from $100,000 to $90,000. Further, the agreement was revised to provide for the prepayment of $15,000 of loan proceeds from net cash proceeds, as defined in the amendment, we receive from the Inventory Transaction. As of this date, we have borrowed $75,000 of the commitment and expect to borrow the remaining $15,000 in August 2007. In connection with the amendment, we issued to the lenders warrants to purchase an additional 800,000 shares of our common stock at an exercise price of $0.01 per share.

Under the provisions of the credit agreement, as amended, there are certain financial covenants we are required to be in compliance with, including maintaining certain minimum levels of quarterly cash flow from operating activities beginning with the three months ended September 30, 2007 and certain limitations on capital expenditures and accounts payable balances. In connection with the amendment, the lenders waived a default of the requirement for us to put in place certain deposit and securities account control agreements by July 20, 2007. In addition, the amendment contains an affirmative covenant requiring us to complete the Inventory Transaction resulting in at least $15,000 of cash proceeds to us on or before September 30, 2007.

INPHONIC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and share amounts)

(6)	Repurchase of Common Stock

In November 2006, our Board of Directors authorized the repurchase of up to $30,000 of our common stock through August 2007. The shares may be repurchased by us from time to time at prevailing market prices. The timing and amount of any shares repurchased are based on market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which permits shares to be repurchased when we might otherwise be precluded from doing so by laws prohibiting insider trading or by self imposed trading black out periods. There is no guarantee as to the exact number of shares that will be repurchased under the stock repurchase program, and we may discontinue purchases at any time. We intend to fund our share repurchases with cash on hand and cash generated from future operations. During the six months ended June 30, 2007, we repurchased 1,021,074 shares of our common stock at an average price of $10.50 per share for approximately $10,726. All shares repurchased were retired as of June 30, 2007. Since the inception of this program, we have repurchased 1,308,574 shares for an aggregate consideration of $13,962.

(7)	Commitments and Contingencies

Legal Matters

On May 7 and 18, 2007, two putative federal securities law class actions were filed in the United States District Court for the District of Columbia on behalf of persons who purchased our common stock between August 2, 2006, and May 3, 2007. These substantially similar lawsuits assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against us, our chief executive officer and our former chief financial officer. These claims are related to our April 3, 2007, and May 4, 2007 announcements concerning our restatement of certain previously issued financial statements. One of these actions was voluntarily dismissed by the plaintiff.

One group of three purported shareholder class members moved the court for appointment as Lead Plaintiff by the July 6, 2007 deadline. InPhonic opposed that motion on the grounds that two of the three members of the shareholder group are not qualified to serve as lead plaintiffs. On July 25, 2007, the shareholder group filed a reply in further support of their motion in which the two unqualified members withdrew from the group. The court has not yet ruled on the motion to appoint Lead Plaintiff. We have not yet responded to any of the complaints and are not required to do so until Lead Plaintiff is appointed and an amended complaint is filed. We believe that the allegations contained within these class action lawsuits are without merit and intend to vigorously defend the litigation. However, an adverse resolution on this matter could have a material adverse impact on our financial results.

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

On May 3, 2007, the Federal Communications Commission (FCC) issued an Order of Forfeiture and Further Notice of Apparent Liability in which it imposed a forfeiture of approximately $820 against us for being late in complying with certain regulatory obligations that arose in 2004 and 2005 from a business that we sold in December 2005. Those obligations included: registering with the FCC, filing certain reports, and paying certain Universal Service Fund fees. The FCC’s order also proposed imposing an additional fine of $100 for not having maintained in 2006 and 2007 a license necessary to conduct the business that was discontinued by us in 2005. As we did not operate the business in 2006 and 2007 we have requested that the proposed fine be dismissed. With regard to the forfeiture itself, we have appealed the decision to the FCC and are awaiting a ruling. This forfeiture issue was initially raised by the FCC in July 2005. We advised the FCC then, and believe now, that no fine is appropriate under the circumstances.

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

On February 15, 2007, we reached a final settlement with the District of Columbia Attorney General’s Office concerning our use of mail-in rebates. We have accrued for the settlement and estimated costs of compliance in the accompanying financial statements at June 30, 2007.

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

Our revenue includes, commissions, bonuses and other payments we receive from wireless carriers, including a satellite television provider, in connection with the activation of customers on their networks, as well as payments from customers for wireless services and devices. As further described below, total revenue and net loss from continuing operations for the three months ended June 30, 2007 were $79.4 million and $40.6 million, respectively compared to total revenue and loss from continuing operations of $92.1 million and $9.4 million, respectively for the three months ended June 30, 2006. Revenue from our top four wireless carriers represented 77% and 76% of our total consolidated revenue for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, total revenue and net loss from continuing operations were $180.8 million and $68.5 million, respectively compared to total revenue and loss from continuing operations of $179.1 million and $13.7 million, respectively for the six months ended June 30, 2006. Revenue from our top four wireless carriers represented 79% and 75% of our total consolidated revenue for the six months ended June 30, 2007 and 2006, respectively.

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

A major determinant of our revenue is the extent and success of our marketing efforts and expenditures. Our marketing efforts are conducted mainly through Internet search engines which display links to our websites based on search results and through third-party, incentive-based online marketing initiatives, including the use of websites that we create and manage under our marketers’ brands. We also use online advertising, search engines and third-party marketing partners based on orders and activations including Google, Yahoo, MSN and AOL. We incurred total advertising and other marketing costs of approximately $26.4 million and $24.1 million in the three months ended June 30, 2007 and 2006 and approximately $53.7 and $47.8 for the six months ended June 30, 2007 and 2006, respectively. Total advertising and other marketing costs were $104.8 million and $80.3 million in fiscal years 2006 and 2005, respectively. Online marketing initiatives are an important aspect of our business strategy because the underlying promotions attract consumers to our websites or our partners’ websites. We expect to reduce or streamline our marketing spending over the remainder of 2007 focusing our efforts on search and third-party marketing partner programs as opposed to branding through banner and block advertisement of web properties.

The nature of our sales promotions and extent of our marketing initiatives also have a correlation to the quality of customer we attract or activation we place with the carrier. For instance, subsidizing the equipment sale that may lead to higher deactivation experience than activations we provision through our own websites or more traditional marketing partners.

Since we began operations in 1999, we have incurred significant losses and have had negative cash flow from operations. For fiscal years 2006 and 2005, our loss from continuing operations was $63.5 million and $37.8 million, respectively. In the six months ended June 30, 2007, our loss from continuing operations was $68.5 million and net cash used in operating activities was $46.6 million. In order to achieve profitability in the future, we are depending upon our ability to produce revenue at levels that exceed the costs of that revenue plus operating expenses necessary to operate our business. There can be no assurance that we will achieve profitability in the future.

Over the remainder of 2007, we expect to concentrate resources on several key goals which include: (i) increasing efforts to improve collections with the wireless carriers to generate cash; (ii) reducing operating and employee expenses and capitalized expenditures in the near-term to improve cash flow; (iii) improving the customer experience platform that we utilize for order processing, customer service and rebate handling to refine existing automation and increase efficiency and effectiveness of our back-office systems, internal workforce and outsourced call center; (iv) to further balance spending on marketing initiatives with customer activation and revenue generation characteristics; and (v) utilizing our existing customer database, website traffic and online marketing capabilities to sell new products and services.

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

Since our inception we have incurred net losses attributable to common stockholders of approximately $296.8 million. For the six months ended June 30, 2007 we incurred a net loss of $68.4 million and used cash of $67.4 million. As of June 30, 2007 we had $22.5 million of cash and cash equivalents on hand and a working capital deficit (current assets less current liabilities) of $15.5 million. Our plans to improve working capital, liquidity and cash flows include the outsourcing of our inventory management, logistics and fulfillment operations and the sale of inventory on hand to the outsourced provider; the reduction of certain operating costs and expenses including a reduction in advertising expenses incurred on programs not attaining minimum contribution thresholds; general and administrative expense reductions as a result of a decrease in the number of employees and temporary labor that occurred in June 2007. In addition to these reductions, we are also focusing attention on our customer activation and carrier collection activities to improve consumer deactivation rates and carrier collections that have contributed to decreases in revenue in recent months. On August 8, 2007, we entered into Amendment No. 9 to our credit agreement pursuant to which we may borrow $15.0 million of proceeds for general corporate purposes. We are required to repay these proceeds with proceeds received upon the completion of a sale of our inventory and outsourcing of our inventory management, logistics and fulfillment operations, (the “Inventory Transaction”), which must be completed by September 30, 2007. On August 1, 2007, we entered into a non-binding letter of intent with Brightstar US, Inc., pursuant to which the parties propose to enter into a definitive agreement to consummate the Inventory Transaction. However, we can provide no assurance that any definitive agreement will be signed or that the closing will occur. While no absolute assurances can be provided, we believe the steps we are taking to improve our liquidity and working capital position will be successful in maintaining adequate levels of liquidity in order to operate our business for the foreseeable future. Execution of business plan in future years may require additional infusions of capital.

Comparison of the Results of Operations for the Three Months Ended June 30, 2007 and 2006

REVENUE

	Three Months Ended June 30,				Change Between 2006 and 2007
	2006		2007
(amounts in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue:
Activation and services	$74,216	81%	$66,780	84%	$(7,436)	-10%
Equipment	17,912	19%	12,642	16%	(5,270)	-29%

Total revenue	$92,128	100%	$79,422	100%	$(12,706)	-14%

Cost of revenue
Activation and services	$1,065	1%	$621	1%	$(444)	-42%
Equipment	50,510	55%	53,093	67%	2,583	5%

Total cost of revenue	$51,575	56%	$53,714	68%	$2,139	4%

Selected expenses:
Sales and marketing	$27,408	30%	$30,514	38%	$3,106	11%
General and administrative	16,908	18%	26,519	33%	9,611	57%
Depreciation and amortization	3,960	4%	5,829	7%	1,869	47%
Restructuring	1,906	2%	340	0%	(1,566)	-82%
Interest Expense	288	0%	3,476	4%	3,188	1,107%

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

	Three Months Ended June 30,				Change Between 2006 and 2007
	2006		2007
(amounts in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Activations and services:
Wireless activation	$69,226	76%	$63,929	80%	$(5,297)	-8%
MVNE and data services	4,990	5%	2,851	4%	(2,139)	-43%

	$74,216	81%	$66,780	84%	$(7,436)	-10%
Equipment:
Wireless activation	$17,912	19%	$12,642	16%	$(5,270)	-29%
Total Revenue:
Wireless activation	$87,138	95%	$76,571	96%	$(10,567)	-12%
MVNE and data services	4,990	5%	2,851	4%	(2,139)	-43%

	$92,128	100%	$79,422	100%	$(12,706)	-14%

Activations and Services

Our activations and services revenue decreased $7.4 million, or 10%, to $66.8 million for the second quarter of 2007 from $74.2 million for the same period of 2006. This decrease in activations and services revenue was primarily attributable to a $10.4 million decrease from a reduction in the number of wireless activations for the three months ended June 30, 2007 and a decrease in volume bonuses and related carrier compensation and a $2.1 million decrease in activation and services revenue and from the MVNE and data services business primarily due to project development work that was completed and recognized in the second quarter of 2006. These decreases were partially offset by an increase in other revenues including our wireless residuals and satellite activations. Gross carrier commissions for current period activations subject to chargeback decreased 12.9% to $70.0 million for the three months ended June 30, 2007 from $80.4 million for the same period of 2006.

Equipment

Our revenue from sales of equipment decreased 29% to $12.6 million for the second quarter of 2007 from $17.9 million for the same period of 2006. The decrease in equipment revenue of $5.3 million was primarily attributable to lower sales volumes and average sales prices per unit due to an increase in point-of-sale discounts and other incentives provided to customers as compared to the three months ended June 30, 2006.

Total revenue

Total revenue decreased 14% to $79.4 million for the second quarter of 2007 from $92.1 million for the same period of 2006. Revenue generated from the sale and activation of wireless devices and services accounted for approximately 95% and 96% of consolidated revenue for the three months ended June 30, 2006 and 2007, respectively. Revenue from our top four wireless carriers represented 76% and 77% of consolidated revenue for the three months ended June 30, 2006 and 2007, respectively. Wireless activations and services revenue and equipment sales revenue may vary from period to period based on our promotional efforts, which include subsidizing the costs of devices purchased by our customers.

COST OF REVENUE

Cost of revenue consists mainly of the cost of wireless devices sold to our wireless activations and services customers. Our cost of revenue related to wireless equipment sales increased to $53.1 million for the second quarter of 2007 as a result of at a higher unit cost compared to sales of such devices in the second quarter of 2006 primarily due to consumers’ increasing demand and purchase of higher cost phones with more advanced features. The increase in equipment costs per unit also contributed to the increases in cost of equipment as a percentage of activations and services revenue and as a percentage of total revenue in the three months ended June 30, 2007. As a percentage of total activations and services revenue, cost of equipment revenue increased to 80% of such revenue for the three months ended June 30, 2007 compared to 68% for the three months ended June 30, 2006. Total cost of revenue increased 4% to $53.7 million for the second quarter of 2007 from $51.6 million for the same period of 2006. Cost of revenue from the sale of wireless devices accounted for approximately 98% and 99% of consolidated cost of revenue for the three months ended June 30, 2006 and 2007, respectively.

EXPENSES

Sales and Marketing

Our sales and marketing expenses increased 11% to $30.5 million for the second quarter of 2007 from $27.4 million for the same period of 2006. The increase was mainly comprised of a $2.3 million increase from the growth of existing marketing relationships and adding new marketing partner relationships since the second quarter of 2006. Our marketing expenses largely comprise payments to on-line advertisers, search engines and third-party marketing partners based on orders or activations. We incurred approximately $26.4 million of third-party marketing expenses in the second quarter of 2007. Such expenses were higher than the second quarter of 2006 due to increased wireless activation competition and increased advertising and search volume, which caused our customer acquisition costs to increase. As a percentage of revenue, sales and marketing costs approximated 38% and 30% for the second quarters ended June 30, 2007 and 2006, respectively. As a result of our ongoing programs to achieve a better balance between marketing initiatives and related revenue, we expect that marketing expenses will continue to represent a significant percentage of our revenue in future periods. We expect that sales and marketing expenses will decrease in future quarters from levels incurred in the three months ended March 31, and June 30, 2007.

General and Administrative

Our general and administrative expenses increased 57% to $26.5 million for the second quarter of 2007 from $16.9 million for the second quarter of 2006. The expense increase of $9.6 million was mainly composed of the following: $4.2 million related to additional accounting and legal services primarily due to services rendered related to our 2006 restatement and costs associated with the FTC and other legal matters; $2.4 million related to consulting and other services primarily due to information technology and related activity; $1.1 million related to increased payroll related expenses from a larger workforce; $1.1 million of costs incurred to evaluate, research and settle rebate matters that were paid outside of our customary validation process; $0.6 million related telecom and hosting services from increased activity and a larger workforce; $0.5 million related to other facilities expenses primarily related to the relocation of one of our offices; and $0.4 million related to stock-based compensation expense. These increases were partially offset by a $0.6 million decrease in earn-outs and settlements which were incurred in 2006 but for which there were no corresponding amounts incurred in 2007 and a $0.1 million decrease in other expenses. In June 2007, we took several actions to reduce general and administrative expenses and as a result expect a reduction in recurring general and administrative expenses in future quarters beginning with our third quarter of 2007.

Depreciation and Amortization

Depreciation and amortization expenses, which are amortized over periods ranging from 18 months to 7 years, increased 47% to $5.8 million for the second quarter of 2007 from $4.0 million for the same period of 2006. The increase was primarily due to the depreciation of additions related to the development of new functionality of our websites and related infrastructure since June 2006.

Restructuring

In June 2007, we implemented a restructuring plan to reduce our costs of operations. We reduced our employee headcount by approximately 8% and cancelled certain information and technology projects and other capital expenditures and certain sales and marketing initiatives. For the second quarter 2007, we recognized approximately $0.3 million related to severance benefits that will be paid out in cash on a monthly or semi-monthly basis over the terms of their respective severance agreements. We will continue to review our operations throughout the 2007 fiscal year to determine if additional operating costs can be reduced or avoided and other efficiencies identified.

During the second quarter 2006, we implemented a restructuring plan related to changes in our management and operational structure. During this period, we recognized $1.9 million related to the termination of our former president and chief operating officer and thirteen other senior executives and employees. Of this amount, $0.6 million related to severance benefits that was paid out in cash to the recipients on a monthly or bi-monthly basis over the terms of their respective severance agreements and $1.3 million related to severance expenses incurred as a result of the modification of stock-based compensation awards under which vesting of 50% of unvested restricted share and option awards was accelerated for three of the former employees.

Interest Expense

Interest expense increased $3.2 million to $3.5 million for the second quarter of 2007 from $0.3 million for the same period of 2006. This increase was primarily due to increased borrowings and higher interest rates. Borrowings at June 30, 2006 consisted of $15.0 million under our line of credit incurring interest at a variable rate approximating 7.0% per annum. Borrowings at June 30, 2007 consisted of $75.0 million under our term loan bearing a fixed rate of interest of 9.0% per annum. Assuming a consistent interest rate over the two periods, the increase in principal resulted in approximate $1.1 million of an increase in our interest expense. The increase in interest rates resulted in approximately $0.3 million of an increase in our interest expense. Additionally, we amortized approximately $0.9 million of the discount on our term loan due to the allocation of proceeds to detachable warrants, $0.1 million of deferred financing costs and incurred approximately $0.8 million of fees related to fees incurred from our lenders for the delayed filing of our 2006 financial statements during the second quarter 2007 which we have included in interest expense in the accompanying results of operations.

Loss from continuing operations

Loss from continuing operations increased to $40.6 million for the second quarter of 2007 from $9.4 million for the same period of 2006. The increase in net loss from continuing operations was primarily the result of decreases in total revenue and increases in cost of revenue and general and administrative expenses as a percentage of revenue earned in the second quarter of 2007 compared to the same period of 2006. We have implemented measures that we expect will reduce general and administrative expenses in future quarters. However, there is no assurance that such expenses will decrease as a percentage of revenue in future periods or that net losses will decrease.

Net Loss

Net loss increased to $40.6 million for the second quarter of 2007 from $9.6 million for the same period of 2006.

Comparison of the Results of Operations for the Six Months Ended June 30, 2007 and 2006

	Six Months Ended June 30,				Change Between 2006 and 2007
	2006		2007
(amounts in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue:
Activation and services	$140,958	79%	$151,541	84%	$10,583	8%
Equipment	38,148	21%	29,286	16%	(8,862)	-23%

Total revenue	$179,106	100%	$180,827	100%	$1,721	1%

Cost of revenue
Activation and services	$1,325	1%	$1,384	1%	$59	4%
Equipment	98,431	55%	118,755	66%	20,324	21%

Total cost of revenue	$99,756	56%	$120,139	67%	$20,383	20%

Selected operating expenses:
Sales and marketing	$54,130	30%	$61,959	34%	$7,829	14%
General and administrative	30,139	17%	50,395	28%	20,256	67%
Depreciation and amortization	7,443	4%	11,220	6%	3,777	51%
Restructuring	1,906	1%	340	0%	(1,566)	-82%
Interest Expense	624	0%	6,138	3%	5,514	884%

REVENUE

	Six Months Ended June 30,				Change Between 2006 and 2007
	2006		2007
(amounts in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Activations and services:
Wireless activation	$133,380	74%	$145,704	81%	$12,324	9%
MVNE and data services	7,578	5%	5,837	3%	(1,741)	-23%

	$140,958	79%	$151,541	84%	$10,583	8%
Equipment:
Wireless activation	$38,148	21%	$29,286	16%	$(8,862)	-23%
Total Revenue:
Wireless activation	$171,528	96%	$174,990	97%	$3,462	2%
MVNE and data services	7,578	4%	5,837	3%	(1,741)	-23%

	$179,106	100%	$180,827	100%	$1,721	1%

Activations and Services

Our activations and services revenue increased $10.6 million, or 8%, to $151.5 million for the six months ended June 30, 2007 from $141.0 million for the same period of 2006. This increase in activations and services revenue was primarily attributable to a $3.8 million increase related to the number of wireless activations for the six months ended June 30, 2007 that we generated through marketing partners and increased advertising efforts and a $3.1 million increase in wireless residuals and satellite activations revenue. These increases were partially offset by a decrease in the revenue from our MVNE business unit primarily due to project development work that was completed and recognized in the second quarter of 2006. Gross carrier commissions for current period activations subject to chargeback increased 2.5% to $155.5 million for the six months ended June 30, 2007 from $151.7 million for the same period of 2006.

Equipment

Our revenue from sales of equipment decreased 23% to $29.3 million for the six months ended June 30, 2007 from $38.1 million for the same period of 2006. The decrease in equipment revenue of $8.9 million was primarily attributable to lower average sales prices per unit due to an increase in point-of-sale discounts and other incentives provided to customers as compared to the six months ended June 30, 2006 offset in part by a higher volume of sales.

Total revenue

Total revenue increased 1% to $180.8 million for the six months ended June 30, 2007 from $179.1 million for the same period of 2006. Revenue generated from the sale and activation of wireless devices and services accounted for approximately 96% and 97% of consolidated revenue for the six months ended June 30, 2006 and 2007, respectively. Revenue from our top four wireless carriers represented 75% and 79% of consolidated revenue for the six months ended June 30, 2006 and 2007, respectively. Wireless activations and services revenue and equipment sales revenue may vary from period to period based on our promotional efforts, which include subsidizing the costs of devices purchased by our customers.

COST OF REVENUE

Cost of revenue consists mainly of the cost of wireless devices sold to our wireless activations and services customers. Our cost of revenue related to wireless equipment sales increased to $118.8 million for the six months ended June 30, 2007 as a result of a higher volume of devices sold during the period at a higher unit cost compared to sales of such devices in the same period of 2006. The higher unit cost is primarily due to consumers’ increasing demand and purchase higher cost phones including more advanced features. The increase in equipment costs per unit also contributed to the increases in cost of equipment as a percentage of activations and services revenue and as a percentage of total revenue in the six months ended June 30, 2007. As a percentage of wireless total activations revenue, cost of equipment revenue increased to 78% of revenue for the six months ended June 30, 2007 compared to 70% for the same period of 2006. Total cost of revenue increased 20% to $120.1 million for the six months ended June 30, 2007 from $99.8 million for the same period of 2006. Cost of revenue from the sale of wireless devices accounted for approximately 99% of consolidated cost of revenue for the six months ended June 30, 2006 and 2007.

EXPENSES

Sales and Marketing

Our sales and marketing expenses increased 14% to $62.0 million for six months ended June 30, 2007 from $54.1 million for the same period of 2006. The increase was mainly comprised of a $5.9 million increase from the growth of existing marketing relationships and adding new marketing partner relationships since the second quarter of 2006. Our marketing expenses largely comprise payments to on-line advertisers, search engines and third-party marketing partners based on orders or activations. We incurred approximately $53.7 million of third-party marketing expenses in the six months ended June 30, 2007. Such expenses were higher than the same period of 2006 due to increased wireless activation competition and increased advertising and search volume, which caused our customer acquisition costs to increase. As a percentage of revenue, sales and marketing costs approximated 34% and 30% for the six months ended June 30, 2007 and 2006, respectively. We expect that marketing expenses will continue to represent a significant percentage of our revenue in future periods.

General and Administrative

Our general and administrative expenses increased 67% to $50.4 million for the six months ended June 30, 2007 from $30.1 million for same period of 2006. The expense increase of $20.3 million was mainly composed of the following: $8.0 million related to additional accounting and legal services primarily due to services rendered related to our 2006 restatement and costs associated with the FTC and other legal matters; $4.1 million related to consulting and other services primarily due to information technology and related activity; $3.0 million related to increased payroll related expenses from a larger workforce; $2.3 million of costs incurred to evaluate, research and settle rebate matters that were paid outside of our customary validation process; $1.2 million related telecom and hosting services from increased activity and a larger workforce; $0.8 million related to stock-based compensation expense; and $0.6 million related to other facilities expenses primarily related to the relocation of one of our offices. In June 2007, we took several actions to reduce general and administrative expenses and as a result expect a reduction in recurring general and administrative expenses as a percentage of revenue in future quarters beginning with our third quarter of 2007.

Depreciation and Amortization

Our depreciation and amortization expenses, which are amortized over periods ranging from 18 months to 7 years, increased 51% to $11.2 million for the six months ended June 30, 2007 from $7.4 million for the same period of 2006. The increase was due to the fixed asset additions associated with our development of new functionality related to our websites and related infrastructure since June 2006.

Interest Expense

Interest expense increased $5.5 million to $6.1 million for the six months ended June 30, 2007 from $0.6 million for the same period of 2006. The increase of $5.5 million is primarily due to increased borrowings and higher interest rates. Borrowings at June 30, 2006 consisted of $15.0 million under our line of credit incurring interest at a variable rate. Borrowings at June 30, 2007 consisted of $75.0 million under our term loan bearing a fixed rate of interest of 9.0% per annum. Assuming a consistent interest rate over the two periods, the increase in principal resulted in approximately $2.1 million of an increase in our interest expense. The increase in interest rates resulted in approximately $0.6 million of an increase in our interest expense. Additionally, we amortized approximately $1.7 million of the discount on our term loan due to the allocation of proceeds to detachable warrants, $0.3 million of deferred financing costs, and incurred approximately $0.8 million of fees related to fees incurred from our lenders for the delayed filing of our 2006 financial statements during the second quarter 2007 which we have included in interest expense in the accompanying results of operations.

Loss from continuing operations

Loss from continuing operations increased to $68.4 million for six months ended June 30, 2007 from $13.7 million for the same period of 2006. The increase in net loss from continuing operations was primarily the result of decreases in total revenue and increases in cost of revenue and general and administrative expenses as a percentage of revenue earned in the second quarter of 2007 compared to the same period of 2006. We have implemented measures that we expect will reduce general and administrative expenses in future quarters. However, there is no assurance that such expenses will decrease as a percentage of revenue in future periods or that net losses will decrease.

Net Loss

Net loss increased to $68.5 million for the six months ended June 30, 2007 from $13.9 million for the same period of 2006.

Liquidity and Capital Resources

Since inception, we have funded our operations principally through the sale of equity securities and to a lesser extent, subordinated debt, term loans, credit facilities and capital leases. The significant components of our working capital are inventory and liquid assets such as cash and trade accounts receivable, reduced by accounts payable, accrued expenses and deferred revenue.

Net cash used in operating activities for the six months ended June 30, 2007 was $46.6 million. For the six month period, we incurred a net loss of $68.5 million and although adjustments to reconcile net loss to net cash used in operating activities, which were primarily non-cash in nature, were approximately $25.3 million, we experienced changes in operating assets and liabilities from December 31, 2006, as explained below, which contributed to an additional use of net cash for operating activities of $3.4 million. Cash balances at June 30, 2007 were approximately $22.5 million, a decrease of $67.5 million from December 31, 2006. We have implemented a program to achieve approximately $2.0 million of monthly cash savings beginning in June 2007. There can be no assurance that we will be able to achieve such cash savings or that expenses that we have not incurred in the past will offset such savings. We are contemplating other operating expense reduction opportunities that may be implemented in the third and fourth quarters of 2007. Since our inception, our operations have used more cash than they have generated. We may require additional cash to operate our business, which may not be available on terms acceptable to us, or at all.

We analyze our working capital requirements very closely as nearly $40.0 million or 79% of our June 30, 2007 accounts receivable was generated from revenue earned from four wireless carriers. Generally, we collect our monthly commissionable and residual revenue from these carriers within 30 to 90 days of the month-end following a subscriber’s activation net of commission chargebacks that occurred during the period. The timing of our collections from the wireless carriers is also influenced by our ability to reconcile our billing records with that of the respective carrier. Our matching and resolution process is largely a manual process and although the substantial majority of our sales information readily matches, some records may require additional research which may delay collection beyond a 90 day period of time. The timing of collection of our accounts receivable influences the timing of payment to our vendors.

Our major uses of cash consist of payments made for inventory, marketing and payroll expenses and capital expenditures. Costs incurred for marketing and advertising is generally paid on the date the advertising occurs or shortly thereafter. We have payment terms with most other vendors we deal with that generally extend up to 45 to 60 days from service provisioning. Payroll expenses are generally funded semi-monthly. As of June 30, 2007, we owed the four wireless carriers referred to above approximately $40.0 million for wireless devices and accessories we procured from them or their affiliates during the quarter. These wireless carriers have the ability to offset amounts we owe to them with receivables due us.

Given the timing and significance of payments for advertising costs to the extent we have difficulties collecting accounts receivable, we may have to defer advertising promotions, inventory purchases or other costs which could impact our ability to generate revenue.

Our future operating and capital requirements will depend on many factors, including the amount of revenue we generate and collect; the nature and extent of our sales and marketing activities; and the cost we incur to acquire handset inventories and operate our fulfillment function. In addition, poor financial results or unanticipated expenses could give rise to additional working capital or financing requirements. If our cash flows and capital resources are insufficient to fund our operations, we may be forced to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled payment obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our payment obligations. Our senior secured credit agreement restricts our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any payment obligations then due. While we believe that our current cash and cash equivalents, and amounts available under our term loan and trade credit available from wireless carriers and handset manufacturers will be sufficient to fund our near-term working capital and capital expenditures, our revenue may not meet our expectations, we may be unable to control costs or we may incur additional expenses, including capital expenditures.

Consolidated Cash Flows

	Six Months Ended June 30,
(amounts in thousands)	2006	2007
Net cash used in operating activities	$(7,823)	$(46,576)
Net cash used in investing activities	(15,585)	(13,209)
Net cash used in financing activities	(36)	(7,644)

Net decrease in cash and cash equivalents	$(23,372)	$(67,429)

Net cash used in operating activities was $46.6 million for the six months ended June 30, 2007 compared to net cash used in operating activities of $7.8 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, net loss after adjustments for items to reconcile net loss to net cash provided by operating activities was approximately $43.2 million. Such items included depreciation and amortization, change in allowance for doubtful accounts, non-cash interest expense and stock-based compensation.

Changes in operating assets and liabilities from December 31, 2006 increased net cash used in operating activities by approximately $3.4 million. Changes in working capital balances included a decrease of current assets of approximately $16.4 million, excluding cash and cash equivalents. The decrease in these current assets was primarily the result of decreases in accounts receivable and inventory balances from December 31, 2006. The decrease of accounts receivable was mainly the result of the timing of cash collections and a reduction in revenue from the three months ended December 31, 2006 to the three months ended June 30, 2007. Inventory balances decreased as of June 30, 2007 as a result of increased inventory usage and a lower number of devices purchased over the course of the quarter ended June 30, 2007.

Current liabilities, excluding debt and capital lease balances decreased $18.9 million from December 31, 2006. The decrease during the period was mainly the result of net decreases in accounts payable and accrued liabilities and expenses.

Accounts payable and accrued liabilities at June 30, 2007 decreased from December 31, 2006 primarily as a result the timing of payments made to equipment and other vendors during the period and reductions in accrued expenses including accrued consumer liabilities.

Net cash used in investing activities for the six months ended June 30, 2007 was $13.2 million compared to net cash used in and $15.6 million for the six months ended June 30, 2006. The decrease in net cash used in investing activities was due to decreases of $5.0 million in the cash used to purchase short-term investments and $2.2 million of cash used for acquisitions and to acquire intangible assets offset by $3.3 million increase in capital expenditures and a $1.1 million reduction in proceeds received in 2006 from the sale of assets of discontinued operations. Capital expenditures for the six months ended June 30, 2007 comprised $8.1 million of internal software and web site development and $3.7 million of computer hardware, software and other equipment and $0.4 million of other expenditures. The increase in capital expenditures was mainly the result of increased spending on our e-commerce platform, enhancing functionality and new products such as upgrades and prepaid services. We expect our capital expenditures in the last half of 2007 to decrease from those incurred in the first six months of 2007.

Net cash used in financing activities was $7.6 million for the six months ended June 30, 2007 compared to net cash provided by financing activities of $0.1 million for the six months ended June 30, 2006. Financing activities consisted of cash used to repurchase common stock of $10.7 million and principal payments of capital leases of $0.1 million, partially offset by the proceeds received from the exercise of stock options of $3.2 million.

Borrowings under our Term Loan. As of June 30, 2007, we maintained a term loan with Goldman Sachs Credit Partners L.P., Citicorp North America, Inc. and AP InPhonic Holdings, LLC which allowed for aggregate borrowing of up to $100.0 million. In November 2006, we borrowed an aggregate principal amount of $75.0 million under the agreement. The term loan is secured by a first priority lien on substantially all of our assets. Interest on borrowings under the term loan is payable quarterly at a fixed rate of 9.0%.

On August 8, 2007, we entered into an agreement with our secured lenders, pursuant to which we have an additional $15.0 million available for borrowing under the term loan. In addition, we amended the credit agreement to reduce the loan commitment from $100.0 million to $90.0 million and to eliminate the requirement to hold $25.0 million of loan proceeds in a cash collateral account during the remaining term of the loan. Further, the agreement was revised to provide for the prepayment of $15.0 million of loan proceeds from net cash proceeds, as defined in the amendment, we receive from the Inventory Transaction. As of this date, we have borrowed $75.0 million of the commitment and expect to borrow the remaining $15.0 million in August 2007. In connection with the amendment, we issued to the lenders warrants to purchase an additional 800,000 shares of our common stock at an exercise price of $0.01 per share.

Under the provisions of the credit agreement, as amended, there are certain financial covenants we are required to be in compliance with, including maintaining certain minimum levels of quarterly cash flow from operating activities beginning with the three months ended September 30, 2007 and certain limitations on capital expenditures and accounts payable balances. In connection with the amendment, the lenders waived a default of the requirement for us to put in place certain deposit and securities account control agreements by July 20, 2007. In addition, the amendment contained an affirmative covenant requiring us to complete the Inventory Transaction of at least $15.0 million on or before September 30, 2007.

On August 1, 2007, we entered into a non-binding letter of intent with Brightstar US, Inc., pursuant to which the parties propose to enter into a definitive agreement to consummate the Inventory Transaction. However, we can provide no assurance that any definitive agreement will be signed or that the closing will occur.

Common Stock Repurchase Program. During the six months ended June 30, 2007, we repurchased 1,021,074 shares of our common stock for approximately $10.7 million. This program has been terminated.

Contractual Obligations

The following table summarizes our contractual obligations, including interest on capital leases, and the expected effect on liquidity and cash flows as of June 30, 2007.

(amounts in thousands)	Total	Less than 1 year	1 -3 years	4 - 5 years	Over 5 years
Term loan (a)	$92,776	$8,513	$84,263	$—	$—
Capital leases	484	326	158	—	—
Operating leases	4,623	2,299	2,324	—	—
Obligation to purchase certain advertising (b)	4,490	4,490	—	—	—
Fixed future cash commitments for online advertising (c)	8,000	3,125	4,875	—	—
Obligations under VMC APA (d)	300	300	—	—	—

	$110,673	$19,053	$91,620	$—	$—

(a)	Under the term loan agreement, we may repay or the lender may require the repayment of the debt on the third anniversary of the agreement. For the purposes of this presentation, we have included the contractual obligation due on the third anniversary. If not prepaid, the debt matures in November 2011. The term loan incurs interest at 9.00% per annum.

(b)	Under an agreement with a vendor, we have a commitment to purchase a minimum level of advertising and media services. Such commitment period may be extended at the option of the vendor, and payments made may be used as a credit for future advertising purposes.

(c)	Pursuant to an agreement with a vendor, we are required under the agreement to pay $8.0 million of cash in quarterly installments for the purchase of certain advertising services, including banner ads and other similar advertising.

(d)	Under the VMC Asset Purchase Agreement, as amended, we have agreed to pay shareholders of VMC a remaining $0.3 as of June 30, 2007. Such amount was paid in August 2007.

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

Our revenue is reduced for estimated deactivations of the wireless services by customers prior to the expiration of a time period that ranges 90 to 180 days from the date of activation, depending on the wireless carrier. We estimate deactivations based on historical experience, which we have developed based on our experience with carriers, customer behavior and sources of customers, among other factors, allowing us to accrue estimates with what we believe is a high degree of certainty. Our estimated deactivation rates for the three months ended June 30, 2007 and 2006 were 22.6% and 21.0% of gross carrier commission revenue for the respective periods. Any increase or decrease in the deactivation amount will cause a corresponding dollar-for-dollar increase or decrease in revenue. As an example, the impact of a 1% change in the deactivation rate applied to the three months ended June 30, 2007 would have an increase or decrease in revenue and the corresponding reserve of $0.7 million. Any decrease in revenue resulting from an increase in deactivations would also be offset, in part, by returns of wireless devices. Our reserve for deactivations is reflected as a reduction of accounts receivable and as a component of deferred revenue on our balance sheet. If we determine that we cannot accurately predict future deactivation experience, we may be required to defer 100% of our deactable carrier commission revenue until the expiration of the appropriate chargeback period. New channels for which we have insufficient historical data to adequately estimate deactivation experience will be deferred through the expiration period for a period of 24 months, until such time that we can accurately estimate the deactivation experience for the new channel.

In addition to receiving commissions for each wireless subscriber activated, we earn performance bonuses from the wireless carriers based on negotiated performance targets. The most significant bonuses we earn are the quarterly volume bonus, which we collect from our wireless carriers on a monthly basis, based on current month activations. We record these bonuses as deferred revenue at the time of billing until we achieve the quarterly targets. We earn other quarterly bonuses from certain carriers for maintaining low customer churn and signing up wireless customers for certain additional monthly “features” such as data service or text messaging. Wireless carriers also periodically offer bonuses for achieving monthly volume and other performance targets and also formerly provided some bonus compensation under annual volume based plans. We recognize these monthly bonuses as earned in accordance with the provisions of SAB No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”). Revenue is recognized only when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. Amounts collected in cash prior to meeting the above criteria are recorded as deferred revenue. As of June 30, 2007, our estimated reserve for deactivations of feature activations was $0.9 million.

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

Data files supported by our billing records related to differences are submitted monthly to each carrier for resolution. Resolution of these differences is usually an iterative process and it can take up to 12 months or longer for final resolution of any difference. Information is exchanged between us and the carrier throughout this process. We recognize revenue based on the underlying data maintained in our back-office sales information systems unless the carrier provides us details that supersede our information. Given the nature of these differences and based on our experience in resolving such items with the carriers, we are also able to determine an appropriate reserve against revenue to reflect the likely success or failure of resolving these differences. In certain instances when a wireless carrier denies a claim we may fail in resolving differences of this nature, we will write-off the related accounts receivable while pursuing further collection efforts and will record into income at a future date if collected. To the extent that we collect commission or other fee payments in excess of what we have recorded, we will record revenue in the period of receipt net of estimated chargeback requirements.

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

In the event a customer terminates their wireless service with the carrier within six months of activation or opts not to return the wireless device to us within the time frames permitted within our return policy, in many instances our sales contracts with the customer permit us to charge the customer an EDP termination fee. During 2004 and 2005 and prior to the three months ended June 30, 2006, revenue recognition of such fee was deferred until such fee was collected from the customer pursuant to SAB 104 as we did not have adequate historical collection data to reasonably estimate the ultimate collectibility of the receivable. Beginning April 1, 2006, we began to estimate EDP termination fee revenue based on historical experience of customer collection behavior which we have developed over a time period of 24 months which provides the basis on which to accrue revenue with an appropriate assurance of collectibility pursuant to SAB 104. As of March 31, 2006, $0.3 million of such revenue was deferred, which would have been accrued for in the event that we had adequate customer collection history, less an estimated reserve for uncollectible amounts. As of June 30, 2007, we had accrued as accounts receivable approximately $1.1 million in such EDP termination fees.

During the most recent quarter ended June 30, 2007, our handset return rate was 11.8% of handset revenue. Any increase or decrease in the actual handset return experience will cause a corresponding dollar-for-dollar decrease or increase in revenue. The impact of a 1% change in the handset returns rate applied to the quarter ended June 30, 2007 would have resulted in an increase or decrease in revenue of approximately $0.1 million with a corresponding increase or decrease in our cost of revenue.

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

In January 2007, we launched our services on a partnered website. In connection with the launch of these services and the related agreement, we have paid $4.0 million of cash and will pay and additional $8.0 million of cash in quarterly installments over a 3 year period for the purchase of certain advertising services, including banner ads and other similar advertising. We have accounted for these cash payments as direct response advertising in accordance with the AICPA Statement of Position 93-7, Reporting on Advertising Costs, (“SOP 93-7”). We expect to amortize the deferred costs ratably based on the revenue and cost of revenue expected to be generated over the 5 year contractual life. As of June 30, 2007, we have included $4.3 million in other long-term assets, the recoverability of which is dependent upon our realizing sufficient revenues from this program.

Provision for Income Taxes

We have historically reported net losses and, in accordance with accounting principles generally accepted in the United States, have not recorded any income tax benefits from these losses. As of June 30, 2007, we had approximately $260.2 million of net operating loss carryforwards, which may be available to offset any future taxable income, subject to ownership change limitations. Net operating loss carryforwards may be used to offset up to 90% of our alternative minimum taxable income. Alternative minimum taxes are allowed as credit carryovers against regular tax in the future in the event that the regular tax exceeds alternative minimum tax expense. The net operating loss carryforwards will begin to expire in 2019. Certain of these net operating losses obtained through our acquisitions are not included in the components of the deferred tax assets, as the use of these losses will be significantly limited under Section 382 of the Internal Revenue Code.

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

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of our adoption of FIN 48, we did not have any accrued interest or penalties associated with the possibility of incurring these previously recognized tax benefits. There was no income tax expense recognized for these charges during the three and six months ended June 30, 2007.

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

We currently do not hedge interest rate exposures and have not used derivative financial instruments for speculation or trading purposes. At June 30, 2007, our debt financing consisted primarily of our principal amounts outstanding under our fixed rate term loan. Our borrowings under the term loan are secured by substantially all of our assets.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial and accounting officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial and accounting officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial and accounting officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Management has instituted controls to remediate the deficiencies deemed to be material weaknesses at December 31, 2006 and will reconsider how each deficiency is characterized in public filings after a sufficient period lapses wherein the control can be tested for operating effectiveness (usually two quarters for quarterly controls). Accordingly, management has determined the following material weaknesses in our internal control over financial reporting continue to exist as of June 30, 2007:

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

•	We hired a new Chief Financial Officer, Ken Schwarz, on July 18, 2007;

•	George Z. Moratis has been appointed Executive Vice President and Chief Accounting Officer;

•	We have strengthened controls surrounding the recording of transactions to account for revenues, rebates, inventories, and equipment discount provisions, including additional senior level review;

•	We have hired additional experienced finance employees to support our activations and services revenues and related accounts receivable; and

•	We have implemented additional procedural changes to promote improved communication between operations and finance.

Management expects to continue to undertake changes in its operations and procedures throughout 2007 to remediate the material weaknesses identified above.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Legal Matters

On May 7 and 18, 2007, two putative federal securities law class actions were filed in the United States District Court for the District of Columbia on behalf of persons who purchased our common stock between August 2, 2006, and May 3, 2007. These substantially similar lawsuits assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against us, our chief executive officer and our former chief financial officer. These claims are related to our April 3, 2007, and May 4, 2007 announcements concerning our restatement of certain previously issued financial statements. One of these actions was voluntarily dismissed by the plaintiff.

One group of three purported shareholder class members moved the court for appointment as Lead Plaintiff by the July 6, 2007 deadline. InPhonic opposed that motion on the grounds that two of the three members of the shareholder group are not qualified to serve as lead plaintiffs. On July 25, 2007, the shareholder group filed a reply in further support of their motion in which the two unqualified members withdrew from the group. The court has not yet ruled on the motion to appoint Lead Plaintiff. We have not yet responded to any of the complaints and are not required to do so until Lead Plaintiff is appointed and an amended complaint is filed. We believe that the allegations contained within these class action lawsuits are without merit and intend to vigorously defend the litigation. However, an adverse resolution on this matter could have a material adverse impact on our financial results.

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

Since our inception, our operating and investing activities have used more cash than they have generated. We expect our uses of cash over the next 12 months to include funding our operations, expanding our customer base, maintaining and enhancing our e-commerce platform and focusing on customer service. As of June 30, 2007, we had cash and cash equivalents of $22.5 million, including borrowings under our term loan of $75.0 million. If our cash flows and capital resources are insufficient to fund our operations, we may be forced to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled payment obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our payment obligations. Our senior secured credit agreement restricts our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any payment obligations then due. While we believe that our current cash and cash equivalents, and amounts available under our term loan and trade credit available from wireless carriers and handset manufacturers will be sufficient to fund our near-term working capital and capital expenditures, our revenue may not meet our expectations, we may be unable to control costs or we may incur additional expenses, including capital expenditures.

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

We have experienced significant net losses each year since our inception in 1999. For the six months ended June 30, 2007 we had net losses of $68.5 million. As of June 30, 2007, we had an accumulated deficit of $296.8 million. We may continue to incur net losses, and we cannot assure you that we will be profitable in future periods. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. Our financial results may also be impacted by stock-based compensation charges and possible limitations on the amount of net operating loss carryforwards that we can utilize annually in the future to offset any taxable income. Our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue or achieve profitability, we will continue to incur significant losses. We may then be forced to reduce operating expenses by taking actions not contemplated in our business plan, such as discontinuing sales of certain of our wireless services and devices, curtailing our marketing efforts or reducing the size of our workforce.

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

We depend upon a small number of wireless carriers for a substantial portion of our revenue and the loss of any one of these relationships could cause our revenue to decline substantially. In addition, the increasing consolidation in the wireless industry, as evidenced by Cingular’s acquisition of AT&T Wireless and Sprint’s merger with Nextel, has caused the number of wireless carriers to decline and could result in further revenue and pricing pressure. For the six months ended June 30, 2007 revenue from AT&T (formerly Cingular), T-Mobile, Sprint Nextel and Verizon Wireless each represented greater than 10% of our total revenue and an aggregate of 79%, and for fiscal year 2006, revenue from AT&T, T-Mobile and Sprint Nextel each represented greater than 10% of our total revenue and an aggregate of 74%. Our wireless carriers could terminate their agreements with us without penalty and with little notice. Our agreements with these carriers are non-exclusive, and they have entered into similar agreements with our competitors, which may be on more favorable terms. Our revenue may decline if:

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

At June 30, 2007 and December 31, 2006, the four wireless carriers accounted for approximately 79% and 74% of our total accounts receivable, net of deactivation reserves. If we are unable to collect amounts due from these and the other wireless carriers, our business could be adversely affected. Collection of our accounts receivable is critical as such cash is a key source of our liquidity.

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

In the event we do not meet our financial or affirmative covenants under our term loan, we cannot ensure the receipt of a waiver of or extension of time to comply with our covenants

We have recently entered into nine amendments of our credit facility that among other matters, extended the date for compliance with the requirement to deliver audited financial statements for the year-ended December 31, 2006 and unaudited financial statements for the quarter-ended March 31, 2007. Although we have been able to obtain an extension of the period for compliance with this covenant in the past, there is no assurance that we will be in compliance with our covenants in the future, and if we are not in compliance, that our lenders will agree to amend them.

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

As of June 30, 2007, we had approximately $260.2 million of federal and state net operating loss carryforwards. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income. If such a change in our ownership occurs, our ability to use our net operating loss carryforwards in any fiscal year may be significantly limited under these provisions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases we made during the quarter ended June 30, 2007, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act (1):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2007 to April 30, 2007	313,100	$10.01	133,100	$17,304,238
May 1, 2007 to May 31, 2007	150,900	8.39	150,900	16,038,324
June 1, 2007 to June 30, 2007	—	—	—	16,038,324

Second Quarter 2007 Totals	464,000	$15.50	284,000	$16,038,324

(1)	Share purchases, if any, are made pursuant to the stock repurchase plan announced in November 2006 authorizing the purchase of up to $30 million of our common stock. The plan expires in August 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

The following information is being provided in lieu of filing Item 1.01 and Item 3.02 on Form 8-K.

On August 8, 2007, we entered into Amendment No. 9 to the Credit Agreement, dated as of November 7, 2006 (the “Credit Agreement”), among InPhonic, Inc., the lenders from time to time (the “Lenders”) and Citicorp North America, Inc., as Administrative Agent, as amended (the “Amendment”). Pursuant to the Amendment, the Delayed Draw Lender (as defined in the Amendment) will lend us an aggregate amount of $15 million. The Amendment also reduced the total loan commitment from $100 million to $90 million and the Delayed Draw Lender’s Delayed Draw Commitment (as defined in the Amendment) from $25 million to $15 million. The Amendment also requires us to issue to the Lenders warrants (which are exercisable immediately) to purchase 800,000 shares of our common stock at a price of $0.01 per share.

The Amendment eliminates the requirement that we maintain a minimum cash collateral account balance. The Amendment modifies the financial covenant requiring us to maintain a minimum “Cash Flow from Operating Activities” for the fiscal quarters ended September 30, 2007 and December 31, 2007. The Amendment establishes new financial covenants with respect to accounts payable and waives a default on the requirement for us to have executed certain deposit and securities account control agreements by July 20, 2007. The Amendment also requires us to prepay up to $15 million of loan proceeds from the sale of our inventory procurement and fulfillment operations. We will retain any proceeds in excess of $15 million from such sale. The Amendment requires us to conclude such a sale by September 30, 2007. Finally, the Amendment waives the requirement that we deliver an internal control opinion that contains no statement of material weakness by March 31, 2007 provided that the Company cures certain material weaknesses by August 30, 2007.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Amendment No. 6 to Credit Agreement dated as of May 31, 2007, to the Credit Agreement dated as of November 7, 2006, as amended, among InPhonic, Inc. the lenders from time to the and Citicorp North America, Inc. as Administrative Agent.

10.2	Amendment No. 7 to Credit Agreement dated as of June 15, 2007, to the Credit Agreement dated as of November 7, 2006, as amended, among InPhonic, Inc. the lenders from time to the and Citicorp North America, Inc. as Administrative Agent.

10.3	Amendment No. 8 to Credit Agreement dated as of June 29, 2007, to the Credit Agreement dated as of November 7, 2006, as amended, among InPhonic, Inc. the lenders from time to the and Citicorp North America, Inc. as Administrative Agent.

10.4(a)	Online Authorized Representative Agreement dated May 15, 2007 by and between Sprint Solutions Inc. on behalf of itself and its Affiliates that provide products and services and InPhonic, Inc.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(a)	Confidential treatment requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INPHONIC, INC.

By:	/s/ David A. Steinberg
David A. Steinberg
Chairman of the Board and Chief Executive Officer

By:	/s/ Kenneth D. Schwarz
Kenneth D. Schwarz
Executive Vice President and Chief Financial Officer

Date: August 9, 2007