Form 10-Q/A
period 2006-03-31
INPHONIC INC
filed 2007-08-10
CIK 1133324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the three months ended March 31, 2006 with the Securities and Exchange Commission (the “SEC”) on May 10, 2006. We filed Amendment No. 1 on Form 10-Q/A on June 1, 2007 to amend and restate our unaudited financial statements for the three months ended March 31, 2006 and related footnote disclosures to correct errors in our accounting for activations and services revenue identified during the year-end audit. We are filing this Amendment No. 2 on Form 10-Q/A to clarify those disclosures in Note 1(c) to our unaudited condensed consolidated financial statements regarding the restatement of the unaudited financial statements for the three months ended March 31, 2006 and to clarify our disclosure of changes in internal control in accordance with Item 308(c) of Regulation S-K.

This Amendment No. 2 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2006 amends only the following items:

Part I, Item 1   -   Financial Statements

Part I, Item 4   -   Controls and Procedures

Part II, Item 6  -   Exhibits

INPHONIC, INC.

INDEX

FORM 10-Q/A

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

We have restated our consolidated financial statements to reflect the correction of an error in the application of revenue recognition of certain receivables. During the three months ended March 31, 2006, we had recorded $549 of revenue for certain commissions from features activations in which it was subsequently determined that collectibility was not reasonably assured. Additionally, prior to the restatement, we recognized $156 related to certain feature activation commissions in the three months ended September 30, 2006, which as a result of the restatement, we have concluded that we had met all revenue recognition criteria as of March 31, 2006. As a result, we reduced our revenue and accounts receivable by $393 for these adjustments. The impact of the restatement on the three months ended March 31, 2006 is shown in the table below:

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

Disclosure Controls and Procedures

Management had previously concluded that our disclosure controls and procedures were effective as of March 31, 2006. However, in connection with the restatement of our March 31, 2006, June 30, 2006 and September 30, 2006 interim financial statements as fully described in Note 1 of this Form 10-Q/A, management determined that the material weaknesses described below existed as of March 31, 2006. Accordingly, our Chief Executive Officer and Chief Accounting Officer have now concluded that disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of March 31, 2006 to ensure information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified within the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Internal Controls over Financial Reporting

With the exception of the items described above, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting for this current period.

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

Date: August 10, 2007