Form 10-Q/A
period 2006-06-30
INPHONIC INC
filed 2007-08-10
CIK 1133324

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2006 with the Securities and Exchange Commission (the “SEC”) on August 9, 2006. We filed Amendment No. 1 on Form 10-Q/A on June 1, 2007 to amend and restate our unaudited financial statements for the three and six months ended June 30, 2006 and related footnote disclosures to correct errors in our accounting for activations and services revenue identified during the year-end audit. We are filing this Amendment No. 2 on Form 10-Q/A to further clarify those disclosures in Note 1(c) to our unaudited condensed consolidated financial statements regarding the restatement of the unaudited financial statements for the three and six months ended June 30, 2006 and to clarify our disclosure of changes in internal control in accordance with Item 308(c) of Regulation S-K.

This Amendment No. 2 to our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2006 amends only the following items:

Part I, Item 1 – Financial Statements

Part I, Item 4 – Controls and Procedures

Part II, Item 6 – Exhibits

INPHONIC, INC.

INDEX

FORM 10-Q/A

SIGNATURES	21

PART I

ITEM 1.	FINANCIAL STATEMENTS

INPHONIC, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share and share amounts)

	December 31, 2005	June 30, 2006
		(restated) (unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,783	$47,411
Short-term investments	—	5,000
Accounts receivable, net of allowance of $2,042 and $1,045, respectively	34,606	56,672
Inventory, net	17,693	21,147
Prepaid expenses	2,405	4,741
Deferred costs and other current assets	6,823	2,532
Current assets of discontinued operations	2,430	597

Total current assets	134,740	138,100
Restricted cash and cash equivalents	400	—
Property and equipment, net	12,121	16,154
Goodwill	31,140	34,124
Intangible assets, net	12,651	10,721
Deposits and other assets	3,058	6,568

Total assets	$194,110	$205,667

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and capital leases	$377	$15,384
Accounts payable	29,556	51,524
Accrued expenses and other liabilities	31,588	25,489
Current portion of deferred revenue	13,851	9,858
Current liabilities of discontinued operations	3,130	1,601

Total current liabilities	78,502	103,856
Long-term debt and capital lease obligations, net of current maturities	15,474	406
Deferred revenue, net of current portion	284	599

Total liabilities	94,260	104,861

Stockholders’ equity:
Common stock, $0.01 par value
Authorized 200,000,000 shares at December 31, 2005 and June 30, 2006; issued and outstanding 35,232,869 and 36,106,153 shares at December 31, 2005 and June 30, 2006, respectively	353	360
Additional paid-in capital	264,155	278,993
Accumulated deficit	(164,658)	(178,547)

Total stockholders’ equity	99,850	100,806

Total liabilities and stockholders’ equity	$194,110	$205,667

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

During the three months ended March 31, 2006, we had recorded $549 of revenue for commissions from features activations in which it was subsequently determined that collectibility was not reasonably assured. Additionally, prior to the restatement, we recognized $156 related to certain feature activation commissions in the three months ended September 30, 2006, which as a result of the restatement, we have concluded that we had met all revenue recognition criteria as of March 31, 2006. As a result, we reduced our revenue and accounts receivable by $393 for these adjustments.

During the three months ended June 30, 2006, we had recorded activations and services revenue net of related reserves as a change in estimate of certain carrier commissions in dispute which we had previously deemed as collectible. Upon further evaluation, we believe that it was inappropriate to have recorded revenue associated with this matter until such commissions are collected from the carrier. In addition, we identified other errors related to the recording of activations and services revenue of approximately $923. Other errors included our recordation of certain commissions from features activations for which it was subsequently determined that collectibility was not reasonably assured and we recognized $389 related to certain feature activation commissions in the three months ended September 30, 2006, which as a result of the restatement, we have concluded that we had met all revenue recognition criteria as of June 30, 2006. Accordingly, we reduced our revenue and accounts receivable by approximately $3,674 for these adjustments.

In addition during the three months ended June 30, 2006, we identified errors that occurred in the recordation of cost of revenue and accounts receivable in the amount of $627 that have been corrected in the accompanying financial statements. These errors included amounts that were overbilled to certain carriers for rebates on purchased handset equipment and rebates recorded for the purchase of certain handset equipment which were subsequently not collected. The impact on our financial statements for these items for the three and six months ended June 30, 2006 is shown in the table below:

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

In the event a customer terminates their wireless service with the carrier within six months of activation and opts not to return the wireless device to us within the time frames permitted within our return policy, in many instances our sales contracts with the customer permit us to charge the customer an EDP termination fee for each unreturned device. Prior to the three months ended June 30, 2006, revenue recognition of such fee was deferred until such fee was collected from the customer pursuant to SAB 104 as we did not have adequate historical collection data to reasonably estimate the ultimate collectibility of the receivable. Beginning April 1, 2006, we began to estimate EDP termination fee revenue based on historical experience of customer collection behavior which we have developed over a time period of 24 months which provides the basis on which to accrue revenue with an appropriate assurance of collectibility pursuant to SAB 104. As of March 31, 2006, $293 of such revenue was deferred, which would have been accrued for in the event that we had adequate customer collection history, less an estimated reserve for uncollectible amounts. As of June 30, 2006, we had accrued as accounts receivable approximately $786 in such EDP fees. This change in estimate was not significant enough to change our reported net loss per share.

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